Form 10-Q
period 1995-09-30
SARKIS CAPITAL INC
filed 1995-11-13
CIK 813567

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995         Commission file number 33-13627
                      ------------------                                --------

                             SARKIS CAPITAL, INC.
--------------------------------------------------------------------------------


           Delaware                                        75-2168244
-------------------------------                 --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer I.D.#)
incorporation or organization)

421 E. Airport Freeway, Irving, Texas                       75062
-------------------------------------           --------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code (214)-255-5533
                                                   ---------------



--------------------------------------------------------------------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                              YES  (X)    NO  (_)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding at September 30, 1995
---------------------------------             ---------------------------------
(Common stock, $0.01 par value)                          1,500,000

                             SARKIS CAPITAL, INC.

                                     INDEX


                                                                    PAGE NUMBER


PART I    FINANCIAL INFORMATION

          Balance Sheet - September 30, 1995 and
            September 30, 1994                                           1

          Statement of Loss - Three months ended
            September 30, 1995 - Period March 18, 1987
            (date of inception) to September 30, 1995                    2

          Statement of Cash Flow - September 30, 1995                    3
            and September 30, 1994

          Notes to Financial Statements                                  4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                                    5


PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K                      6


SIGNATURES                                                               7

                             SARKIS CAPITAL, INC.

                        PART I - FINANCIAL INFORMATION

                                 BALANCE SHEET

                                    ASSETS


                                                 September 30  September 30,
                                                     1995          1994
                                                   Unaudited     Unaudited
                                                 ------------   ----------
Current assets:
  Cash                                            $      537    $     980

  Total current assets                            $      537    $     980
                                                   ---------     --------


Other Assets:
  Organization costs (less accumulated                   -0-          -0-
    amortization of $15,385 in 1993 and
    and 1994
                                                  $      537    $     980
                                                   =========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                $    6,100    $   6,100
  Notes Payable                                          -0-          -0-
                                                  ----------    ---------

  Total current liabilities                       $    6,100    $   6,100

Stockholders' Equity:
  Preferred stock-par value of $0.01
   per share; authorized 1,000,000 shares;
   issued and outstanding                                -0-          -0-
  Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   1,500,000                                          15,000       15,000
  Additional paid-in capital                           9,000        9,000
    Net income (loss)                                (29,563)     (29,120)
                                                   ----------    --------
                                                     ( 5,563)     ( 5,120)

                                                  $      537    $     980
                                                   =========     ========

The accompanying notes are an integral part of these financial statements

                             SARKIS CAPITAL, INC.


                            STATEMENT OF OPERATIONS

                                                For period March
                                 Three Months    18, 1987 (date    Three months
                                     ended        of inception)       ended
                                 Sep 30, 1995         to           Sep 30, 1994
                                 (Unaudited)       Sep 30, 1995    (Unaudited)
                                -------------  ----------------   -------------

REVENUES                           $      -0-      $      -0-       $     -0-

EXPENSES:
  Operating, selling,
   general and administrative              63          30,713              11
                                    ---------       ---------       ---------


  Operating gain (loss)                   (63)        (30,713)            (11)
                                    ---------       ---------       ---------

  Other income:                             4           1,150               4
                                    ---------       ---------       ---------
     Interest income


     Net gain (loss)               $      (59)     $  (29,563)     $       (7)
                                    =========       =========      ==========

  Gain (loss) per common share     $      -0-      $     (.02)     $      -0-
                                    =========       =========      ==========

  Weighted average number of
  shares outstanding               $1,500,000      $1,500,000      $1,500,000
                                    =========       =========      ==========







The accompanying notes are an integral part of the financial statements.

                             SARKIS CAPITAL, INC.

                            STATEMENT OF CASH FLOW


                                      September 30,        September 30,
                                          1995                 1994
                                       (Unaudited)          (Unaudited)
                                      -------------        -------------

Cash beginning balance                  $   -0-               $    -0-

  Net profit (loss)                     (29,563)               (29,120)

Items using no funds outlay
  Amortization-organization              15,385                 15,385
                                        -------                 ------

  Total from operations                 (14,178)               (13,735)
                                         ------                 ------

Other sources (uses) of funds
  Accounts payable                        6,100                  6,100
  Notes payable                             -0-                    -0-
  Organization costs                    (15,385)               (15,385)
  Common stock                           15,000                 15,000
  Capital contributed                     9,000                  9,000
                                         ------                 ------

  Total source (use) of funds            14,715                 14,715
                                         ------                 ------

  Net increase (decrease) in cash           537                    980
                                         ------                 ------

  Cash ending balance                  $    537             $      980
                                        =======              =========









The accompanying notes are an integral part of these financial statements.

                             SARKIS CAPITAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.    Basis of Presentation

     The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results.

     The results of operations for the quarter ended September 30, 1995 are not necessarily indicative of the results expected for a full year.

                             SARKIS CAPITAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operation results for the period included in the accompanying financial statements.

Results of Operation and Financial Condition
--------------------------------------------

     For the quarter ended September 30, 1995, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of operating costs, and combined with interest received on money market funds the Company had a net loss of $59. The Company has received total operating advances through this quarter of $6,100 which are to be repaid when the Company merges with another company.

     Management believes that Sarkis Capital's cash on hand and interest earnings thereon may not be sufficient to meet cash requirements through the remainder of the fiscal year ending March 31, 1996. An additional operating advance may be required during the fiscal year.

                             SARKIS CAPITAL, INC.

                          PART II - OTHER INFORMATION


Item 5.     Exhibits and Reports on Form 8-K
            --------------------------------

            No reports on Form 8-K were filed during this quarter.

                                  SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  November 1, 1995               By:  Sarkis J. Kechejian, M.D.
                                            -------------------------
                                            Sarkis J. Kechejian, M.D.
                                            Chairman and Chief
                                            Executive Officer


DATED:  November 1, 1995               By:  Sarkis J. Kechejian, M.D.
                                            -------------------------
                                            Sarkis J. Kechejian, M.D.
                                            President, Treasurer,
                                            Principal Financial and
                                            Accounting Officer