Form 10-Q
period 1995-12-31
SARKIS CAPITAL INC
filed 1996-02-20
CIK 813567

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1995  Commission file number 33-13627
                      -----------------                         --------

                             SARKIS CAPITAL, INC.
  ---------------------------------------------------------------------------


        Delaware                                    75-2168244
-------------------------------            --------------------------------
(State or other jurisdiction of                (I.R.S. Employer I.D.#)
incorporation or organization)

421 E. Airport Freeway, Irving, Texas                   75062
-------------------------------------      --------------------------------
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

                                  YES  (X)    NO  ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                     Outstanding at December 31, 1994
-------------------------------       --------------------------------
(Common stock, $0.01 par value)                   1,500,000

                              SARKIS CAPITAL, INC.

                                     INDEX


                                                                     PAGE NUMBER

PART I  FINANCIAL INFORMATION

        Balance Sheet - December 31, 1995 and
          December 31, 1994                                               1

        Statement of Loss - Three months ended
          December 31, 1995 - Period March 18, 1987
          (date of inception) to December 31, 1995 -
          three months ended December 31, 1994                            2

        Statement of Cash Flow - For period
          March 18, 1987 (date of inception) to
          December 31, 1995 and for period
          March 18, 1987 (date of inception) to
          December 31, 1994                                               3

        Notes to Financial Statements                                     4

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operation                                                       5


PART II  OTHER INFORMATION

     Item 5.  Exhibits and Reports on Form 8-K                            6


SIGNATURES                                                                7

                             SARKIS CAPITAL, INC.

                        PART I - FINANCIAL INFORMATION

                                 BALANCE SHEET

                                    ASSETS

                                                 December 31  December 31,
                                                    1995         1994
                                                  Unaudited    Unaudited
                                                 -----------  ------------
Current assets:
  Cash                                             $    227     $    911
                                                   --------     --------

  Total current assets                             $    227     $    911


                                                   $    227     $    911
                                                   ========     ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Due to stockholder                               $  6,100     $  6,100
                                                   --------     --------

Stockholders' Equity:
  Preferred stock-par value of $0.01
   per share; authorized 1,000,000 shares;
   issued and outstanding                               -0-          -0-
  Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   1,500,000                                         15,000       15,000
  Additional paid-in capital                          9,000        9,000
    Deficit accumulated                             (29,873)     (29,189)
                                                   --------     --------

                                                   $    227     $    911
                                                   ========     ========

The accompanying notes are an integral part of these financial statements

                              SARKIS CAPITAL, INC.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                 For Period
                                  03/18/87
                                  (date of    Three Months  Three Months
                                 inception)       Ended        Ended
                                To 13/31/95     12/31/95      12/31/94
                                 Unaudited     (Unaudited)   (Unaudited)
                                ------------   -----------   -----------

Revenues:                       $      -0-     $      -0-    $      -0-
                                ----------     ----------    ----------
                                       -0-            -0-           -0-

Expenses:
  Selling, general and
   administrative                   29,550            286            86
  Advertising                          418            -0-           -0-
  Travel and entertainment             565            -0-           -0-
  General taxes                        494             28           -0-
                                ----------     ----------    ----------
  Operating gain (loss)            (31,027)          (314)          (86)

Other Income (Expenses):
     Interest income                 1,154              4             7
                                ----------     ----------    ----------
Net gain (loss)                    (29,873)    $     (310)   $      (79)
                                ==========     ==========    ==========

Gain (loss) per common share    $     (.02)    $      -0-    $      -0-
                                ==========     ==========    ==========
 Weighted average number of
  shares outstanding             1,500,000      1,500,000     1,500,000


The accompanying notes are an integral part of the financial statements.

                              SARKIS CAPITAL, INC.

                             STATEMENT OF CASH FLOW

                            For period March 18, 1987  For period March 18, 1987
                              (date of inception) to     (date of inception) to
                                December 31, 1995          December 31, 1994
                                    (Unaudited)                (Unaudited)


Cash beginning balance                $    -0-                  $    -0-

  Net profit (loss)                    (29,873)                  (29,189)

Total from operations                  (29,873)                  (29,189)

Other Sources (Uses of Funds)

  Note payable to stockholder            6,100                     6,100

  Common stock                          15,000                    15,000

  Capital - contributed                  9,000                     9,000
                                      --------                  --------

Total source (use) of funds             30,100                    30,100
                                      --------                  --------

Net increase (decrease) in cash            227                       911
                                      --------                  --------

Cash ending balance                   $    227                  $    911
                                      --------                  --------


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

     The results of operations for the quarter ended December 31, 1995 are not necessarily indicative of the results expected for a full year.

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

Results of Operation and Financial Condition
--------------------------------------------

     For the quarter ended December 31, 1995, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of bank service charges, and combined with interest received on money market funds the Company had a net loss of $310. The Company has received total operating advances through this quarter of $6,100 from Sarkis
J. Kechejian, M.D. which are to be repaid when the Company merges with another company.

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

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: February 14, 1996               By:  Sarkis J. Kechejian, M.D.
                                            -------------------------
                                             Sarkis J. Kechejian, M.D.
                                             Chairman and Chief
                                              Executive Officer


DATED: February 14, 1996              By:   Sarkis J. Kechejian, M.D.
                                            -------------------------
                                             Sarkis J. Kechejian, M.D.
                                             President, Treasurer,
                                              Principal Financial and
                                              Accounting Officer