Form 10KSB
SARKIS CAPITAL INC
filed 1996-05-20
CIK 813567

            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                       FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996
Commission file number 33-13627

                            SARKIS CAPITAL, INC.

      (Name of small business issuer in its charter)

         Delaware                                    75-2168244
(State or other jurisdiction of                  (I.R.S. Employer
I.D.#)
incorporation or organization)

421 E. Airport Freeway, Irving, Texas                    75062
(Address of principal executive office)               (Zip Code)

Issuer's telephone number, including area code (214)-255-5533.

                                   Name of each exchange on
          Title of each class          which registered
______________________________________________________________________
Securities registered pursuant to Section 12(g) of the Act:
______________________________________________________________________
                     (Title of class)
_______________________________________________________________________
                     (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No _______

     State issuer's revenues for its most recent fiscal year $1,155.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and the asked prices of such stock, as of a specified date within the past 60 days. No market for common stock.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes    X      No _______

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,500,000

                          PART I.

Item 1.      Business

     Registrant, Sarkis Capital, Inc. (hereinafter referred to as the "Company'), was incorporated on March 18, 1987 under the laws of the State of Delaware and is in the development state.

     The Company was organized to function initially as an inactive, publicly held corporation pursuing a business combination with a privately held company which is believed to have growth and profit potential (irrespective of the industry in which it is engaged) and/or is engaged either in the research and development, manufacture and/or distribution of high technology, medical or computer production or services or in oil and gas or other mineral exploration and development or other energy-related activities. It is intended that the Company will not engage in active business operations prior to its combination with another enterprise.

     The Company has no employees, no business operations, and no intention of engaging in an active business operation prior to its combination with an as yet unidentified privately held business. The Company presently has no operating income and at March 31, 1996, no assets other than cash of $430. The Company's executive offices are located at 421 East Airport Freeway, Irving, Texas 75062, and its telephone number is (214) 255-5533.

Pre-Combination Activities

     The Company was organized to function initially as a "clean public shell", that is, an inactive, publicly held corporation with nominal assets and liabilities. With these characteristics, management believes that the Company is a potentially attractive combination candidate to privately held businesses which are interested in becoming publicly held without offering their own securities to the public. If a suitable candidate is found, the Company will combine with an exiting privately held company believed to have growth and profit potential, irrespective of the industry in which it is engaged. The Company may structure a combination as a merger, consolidation, exchange of the Company's Common stock for stock or assets or any other form which will result in the combined enterprise being a publicly held corporation.

     Pending negotiation and consummation of a combination the Company has invested its funds in a short-term money market fund. Until it locates a suitable candidate, the Company will continue to have no business activities other than managing its investments and will have no source of revenues other than interest on the funds it invests. The Company will not incur significant expenses or liabilities other than expenses related to negotiating a combination. If the Company does not consummate a suitable combination within a reasonable period, its Board of Directors may consider its liquidation and dissolution.

     If the Company's management pursues one or more combination proposals beyond the preliminary negotiation stage and those are subsequently terminated, it is foreseeable that legal fees and other negotiation expenses will exhaust the Company's financial resources before a successful combination can be consummated. In that event the Company's Common Stock shareholders may receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

     The Company has reviewed possible business combinations, but has been unsuccessful in its endeavor to combine with another entity. If and when the Company combines with another entity, it will file a report on Form 8-K detailing such combination.

Item 2.      Properties

     The Company does not own, nor has it invested in any properties.

Item 3.    Legal Proceedings

     The Company is not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                        SARKIS CAPITAL, INC.
                   (A Development Stage Company)

                           Balance Sheet
                     March 31, 1996 and 1995


                             Assets

                                              1996            1994
Current assets
  Cash                                     $    430         $   842

Total Assets                               $    430         $   842



           Liabilities and Stockholders' Equity


Advances from affiliated entities
  (Note 2)                                $  6,600         $ 6,100

Stockholders' equity:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares,
   issued and outstanding, none
  Common stock, $.01 par value;
   authorized 20,000,000 shares,
   issued and outstanding 1,500,000
   shares                                    15,000          15,000
Additional paid-in capital                    9,000           9,000

Deficit accumulated during the
  development stage                         (30,170)        (29,258)
                                            ( 6,170)        ( 5,258)

                                           $    430         $   842

The accompanying notes are an integral part of these financial statements.

                          SARKIS CAPITAL, INC.
                     (A Development Stage Company)

                       Statements of Operations
          For the Years Ended March 31, 1996, 1995, and 1994 and for the Period from March 18, 1987 (Date of Inception)
                  Through March 31, 1996

                                                March 18, 1987
                                              (Date of Inception)
                                                    through
                                                    March 31,
                     1996           1995       1994          1996
Revenue:
  Operations         $-0-          $  -0-      $-0-         $  -0-
     Total revenue    -0-             -0-       -0-            -0-

Expenses:
  Administrative      120              369      609         10,315
  Advertising         -0-              -0-      -0-            418
  Amortization        -0-              -0-      -0-         15,385
  Franchise tax       117               75       63            555
  Professional fees   690              -0-      -0-          4,652
    Total expenses    927              444      672         31,325

Other income:
  Interest             15               15       15          1,155
    Net loss        $(912)         $  (429)  $( 657)      $(30,170)

Net loss per share  $(.00)         $  (.00)  $ (.00)      $   (.02)
  (See Note 1)



The accompanying notes are an integral part of these financial statements.

                           SARKIS CAPITAL, INC.
                     (A Development Stage Company)


              Statement of Changes in Stockholders' Equity
         For the Period from March 18, 1987 (Date of Inception)
                         Through March 31, 1996

                                                  Deficit
                                                Accumulated
                           Common Stock    Additional     During the
                        Number of   Par     Paid In      Development
                         Shares    Value    Capital         Stage      Total
Balance
March 18, 1987
(date of inception)          -0- $  -0-      $    -0-     $    -0-  $    -0-

Issuance of 1,500,000
shares of common stock
at $.016 per share     1,500,000  15,000        9,000                 24,000

Net loss                                                   (30,170)  (30,170)

Balance
March 31, 1996         1,500,000 $15,000     $  9,000     $(30,170) $(30,170)






The accompanying notes are an integral part of these financial statements.

                              SARKIS CAPITAL, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
             For the Years Ended March 31, 1996, 1995, and 1994 and
               the Period from March 18, 1986 (Date of Inception)
                             Through March 31, 1996

                                                          March 18, 1987
                                                       (Date of Inception)
                                                              through
                             1996      1995      1994      March 31, 1996
Cash flows from operating
  activities:
Net loss                   $  (912)  $  (429)  $ (656)        $(30,170)

Net cash used in operating $  (912)  $  (429)  $( 656)        $(30,170)

Cash flows from financing
  activities:
 Issuance of common stock       -0-       -0-      -0-          24,000
 Advances from affiliated       -0-       -0-      -0-           6,600

Net cash provided by            500     1,000      -0-          30,600
 financing activities:

Increase (decrease) in cash    (412)      571     (656)            430

Cash, beginning of period       842       271      927             -0-

Cash, end of period           $ 430   $   842    $ 271         $   430









The accompanying notes are an integral part of these financial statements.

                         SARKIS CAPITAL, INC.
                    (A Development Stage Company)

                    Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization

     Sarkis Capital, Inc. (the "Company") was incorporated in March 18, 1987 in the State of Delaware. The Company was formed as a wholly-owned subsidiary of Surety Capital Corporation ("Surety") and registered its common shares with the Securities and Exchange Commission, becoming effective June 26, 1987. The Company was organized to function initially as a clean public shell corporation pursuing a business combination with a privately held company.

     The Company has no operations and is in the development stage. Development stage activities have consisted of managing the Company's assets, making required regulatory filings and pursuing potential business combinations.

Organization costs

     Organization costs were carried at cost and were being amortized over five years using the straight-line method. The costs were totally amortized in 1994 and are only reflected on the company's inception to date statement of operations.

Net loss per share

     Net loss per share is based upon the weighted averaged common shares outstanding (1,500,000).

Note 2 - Related Party Transactions

     For the year ended March 31, 1996, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of investor relations, and combined with interest received on money market funds, the Company had a net loss of $(30,170). The Company received operating advances of $1,000 in April, 1992, $1,000 in July, 1992, $1,000 in March, 1993, $1,000 in
October, 1994 and $500 in March, 1996 from Sarkis J. Kechejian, M.D. The total operating advances are to be repaid when the Company merges with another company.

     Management believes that Sarkis Capital's cash on hand and interest earnings thereon may not be sufficient to meet cash requirements. Additional operating advances may be required for the coming year.

                         PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
Matters

     There presently is no trading market for the Company's common stock.

     At March 31, 1996, the approximate number of holders of record of the Company's Common Stock was 351.

     The Company has never paid any dividends on the Common Stock and does not expect to do so in the foreseeable future.


Item 6.  Selected Financial Data

                   Sarkis Capital, Inc.
             (A Development Stage Enterprise)
      Period from March 18, 1987 (date of inception)
                  through March 31, 1996

                  Revenues                                1,155
                  Net Loss                               30,170
                  Cash Dividends Paid                       -0-
                  Total Assets                              430
                  Working Capital                           -0-
                  Advance from Affiliates                 6,600


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

     Development stage revenue (consisting solely of interest income) for the period from March 18, 1987 (date of operation) through March 31, 1996 amounted to $1,155. General and administrative charges of $31,325 are attributable to expenses necessary to maintain the public status of the Company. The Company does not anticipate a significant change in the results of operations until such time as the Company combines with another Company.



Item 8.  Financial Statement and Supplementary Data

     (Item 8 begins on the next page)

Item 9.  Disagreements on Accounting and Financial Disclosure

     None

                         PART III


Item 10.  Director and Executive Officers of the Company

     The sole director and executive officers of Sarkis Capital are identified in the following table. Each has held the indicated positions with Sarkis Capital since it completed its organization on March 18, 1987, and will serve in these offices until the first annual meeting of shareholders or until their successors are elected and qualified. There is no family relationship between Dr. Kechejian and Ms. Wilson, and neither holds her/his position with Sarkis Capital pursuant to any special arrangement or understanding.


         NAME                       AGE                  POSITION

Sarkis J. Kechejian, M.D.           58          Director, President
                                                  and Treasurer

Sharilyn J. Bruntz Wilson           45          Vice President and
                                                    Secretary


     Dr. Kechejian is also president and sole owner of S. J.
Kechejian, M.D., P.A. dba Doctor's Clinic which consists of nineteen clinics doing primarily physiotherapy and treatment of industrial work-related injuries.

     Dr. Kechejian is considered a "promoter" of Sarkis Capital under the regulations of the Securities and Exchange Commission.

     Ms. Wilson, Secretary and Vice President, is Chief Financial Officer of S. J. Kechejian, M.D., P.A. and was Secretary/Treasurer of K Med Centers, Inc. from September 1986 through January, 1992. Prior to that time, she was, for over five years, a legal assistant with several law firms.

Item 11.  Management Remuneration and Transactions

     The Company has no standard agreements to compensate its director for services in that capacity. The Board of Directors has not authorized the issuance of any shares of the Company's stock either in the form of a direct purchase or as compensation to any individual. The Company has no salaried employees nor does it anticipate hiring any.

Item 12.  Security Ownership of Certain Beneficial Owners and Managers

     The following information is submitted as of March 31, 1996 with respect to the Company's voting securities owned beneficially by each person known by the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.


Name and Address of             Amount Bene-            Approximate
Beneficial Owner                ficially owned       Percent of Class

Sarkis J. Kechejian, M.D.         1,149,364                 77%
421 E. Airport Freeway
Irving, Texas  75062

The director and all officers     1,151,864                 77%
of Sarkis Capital as a group
(2 persons)

Item 13.  Certain Relationships and Related Transactions

     On approximately March 16, 1987, Messrs. Kechejian and Goodnight and K Med Centers, Inc. loaned Surety Capital Corporation $24,000. This money was then paid to the Company for 1,500,000 shares of Common Stock of the company. Immediately thereafter, Surety Capital Corporation transferred 750,000 shares of the Company's Common Stock to Messrs. Kechejian and Goodnight and K Med Centers, Inc. (250,000 shares each) in consideration of their cancellation of their said $24,000 loan. The purpose of these transactions was to fund the formation of the Company and to enable Surety Capital to acquire the subject Company shares of Common Stock for distribution as a dividend to its shareholders. K Med Centers, Inc. purchased the 250,000 shares from both Dr. Kechejian and Mr. Goodnight for their original investment amount of $8,000 each. K Med Centers, Inc. sold its 953,250 shares in November 1991 to a non-affiliated party, who subsequently sold their stock to Sarkis J. Kechejian, M.D.


     The company neither owns nor leases any personal (other than cash) or real property. The Company utilizes the address, without charge, of its President, Dr. Kechejian.


Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K.

     (a)  1. and 2.  Financial Statements and Schedules

          See Item 8 hereof for the Index to Financial Statements.

          3.  Exhibits

          The Articles of Incorporation and Bylaws of the Company incorporated herein by reference from the Company's Registration
Statement on Form S-1, File No. 33-13627, filed with the Securities and Exchange Commission on April 28, 1987.

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K for this year.


     (c)  Additional Exhibits

          Same as (a) 3 of this Item 14.


     (d)  Additional Financial Statements

          Not applicable.

                              SIGNATURES


     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SARKIS CAPITAL, INC.



DATED:    May 31, 1996         By:  Sarkis J. Kechejian, M.D.
                                    Sarkis J. Kechejian, M.D.
                                    President, Treasurer, and
                                    Director
                                    (Chief Executive Officer and
                                    Principal Financial Officer)




     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



DATED:    May 31, 1996         By:  Sarkis J. Kechejian, M.D.
                                    Sarkis J. Kechejian, M.D.
                                    President, Treasurer, and
                                    Director
                                    (Chief Executive Officer and
                                    Principal Financial Officer)