Form 10QSB
period 1996-06-30
SARKIS CAPITAL INC
filed 1996-08-14
CIK 813567

                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996     Commission file number 33-13627

                          SARKIS CAPITAL, INC.


        Delaware                                   75-2168244
(State or other jurisdiction of                (I.R.S. Employer I.D.#)
incorporation or organization)

421 E. Airport Freeway, Irving, Texas                 75062
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code (214)-255-5533



- --------------------------------------------------------------------------




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


                Class                     Outstanding at June 30, 1996
(Common stock, $0.01 par value)                       1,500,000

                     SARKIS CAPITAL, INC.

                             INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - June 30, 1996 and
            June 30, 1995                                    1

          Statement of Loss - Three months ended June 30,
            1996 and June 30, 1995 - Period March 18, 1987
            (date of inception) to June 30, 1996             2

          Statement of Cash Flow - June 30, 1996 and
            June 30, 1995                                    3

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                        5



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K          6


SIGNATURES                                                   7

                        SARKIS CAPITAL, INC.

                   PART I - FINANCIAL INFORMATION

                            BALANCE SHEET

                               ASSETS

                                              June 30, 1996 June 30, 1995
                                                Unaudited     Unaudited
Current assets:
  Cash                                         $      132   $      596


Other Assets:
  Organization costs (less accumulated
    amortization of $15,385 in 1993 and
    $15,385 in 1993                            $      -0-   $      -0-


                                               $      132   $      596


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Due to shareholder                           $    6,600   $    6,100

Stockholders' Equity:
  Preferred stock-par value of $0.01
   per share; authorized 1,000,000 shares;
   issued and outstanding                             -0-          -0-
  Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   1,500,000                                       15,000       15,000
  Additional paid-in capital                        9,000        9,000
    Net income (loss)                             (30,468)     (29,504)
                                                  ( 6,468)     ( 5,504)

  Total Liabilities                            $      132   $      596

The accompanying notes are an integral part of these financial statements

                            SARKIS CAPITAL, INC.
                          STATEMENT OF OPERATIONS

                                             For period March
                               Three Months   18, 1987 (date   Three months
                                   ended       of inception)       ended
                               June 30, 1996         to        June 30, 1995
                                (Unaudited)    June 30, 1996    (Unaudited)
REVENUES                          $    -0-      $     -0-         $   -0-

EXPENSES:
  Selling, general and
   administrative                       300         31,625)           239


  Operating gain (loss)                (300)       (31,625)          (239)

  Other income:                           2          1,157              3
     Interest income

     Net gain (loss)             $     (298)    $  (30,468)    $     (236)

  Gain (loss) per common share   $      .00     $     (.02)    $      .00

  Weighted average number of
  shares outstanding             $1,500,000     $1,500,000     $1,500,000







The accompanying notes are an integral part of the financial statements.

                           SARKIS CAPITAL, INC.
                          STATEMENT OF CASH FLOW

                                       June 30                 June 30
                                         1996                    1995
                                     (Unaudited)             (Unaudited)
Cash beginning balance                $   -0-                  $    -0-

  Net profit (loss)                   (30,468)                  (29,504)

Items using no funds outlay
  Amortization-organization               -0-                    15,385

  Total from operations               (30,468)                  (14,119)

Other sources (uses) of funds
  Organization costs                      -0-                   (15,385)
  Accounts payable                      6,600                     6,100
  Common stock                         15,000                    15,000
  Capital contributed                   9,000                     9,000

  Total source (use) of funds          30,600                    14,715

  Net increase (decrease) in cash         132                       596

  Cash ending balance                $    132                   $   596




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

     The results of operations for the quarter ended June 30, 1996 are not necessarily indicative of the results expected for a full year.

                        SARKIS CAPITAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following is management's discussion and analysis of certain signi-ficant factors which have affected the Company's financial condition and operation results for the period included in the accompanying financial statements.

Results of Operation and Financial Condition

     For the quarter ended June 30, 1996, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of Bank Service Fees and Franchise Filing Fees, and combined with interest received on money market funds the Company had a net loss of $298. The total operating advances through this quarter of $6,600 are to be repaid to S. J. Kechejian, M.D. when the Company merges with another company.

     Management believes that Sarkis Capital's cash on hand and interest earnings thereon may not be sufficient to meet cash requirements through the remainder of the fiscal year ending March 31, 1997. An additional operating advance may be required during the fiscal year.

                        SARKIS CAPITAL, INC.

                     PART II - OTHER INFORMATION


Item 5.     Exhibits and Reports on Form 8-K

            None.

                             SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  July 31, 1996                  By:  Sarkis J. Kechejian, M.D.
                                            Sarkis J. Kechejian, M.D.
                                            President, Director and
                                            Treasurer