Form 10QSB
period 1996-12-31
SARKIS CAPITAL INC
filed 1997-02-11
CIK 813567

            U.S. Securities and Exchange Commission
                    Washington, D.C.  20549

                          Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to __________

Commission file number 33-13627

                     SARKIS CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

        Delaware                                      75-2168244
(State or other jurisdiction of               (IRS Employer Identification
 incorporation or organization)                           No.)


          421 E. Airport Freeway, Irving, Texas 75062
            (Address of principal executive office)

                        (972-255-5533)
                  (Issuer's telephone number)
_______________________________________________________________________
     (Former name, former address and former fiscal year,
                      if changed since last year)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X    No


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1996, 1,500,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                     SARKIS CAPITAL, INC.

                             INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - December 31, 1996 and
            December 31, 1995                                1

          Statement of Loss - Three months ended
            December 31, 1996 - Period March 18, 1987
            (date of inception) to December 31, 1996 -       2
            three months ended December 31, 1995

          Statement of Cash Flow - For period                3
            March 18, 1987 (date of inception) to
            December 31, 1996 and for period
            March 18, 1987 (date of inception) to
            December 31, 1995

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                        5



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K          6


SIGNATURES                                                   7

                     SARKIS CAPITAL, INC.

                PART I - FINANCIAL INFORMATION

                         BALANCE SHEET

                            ASSETS

                                               December 31    December 31
                                                    1996         1995
                                                Unaudited      Unaudited
Current assets:
  Cash                                         $       68   $      227

  Total current assets                         $       68   $      227


                                                       68   $      227




             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Due to stockholder                                6.600        6,100



Stockholders' Equity:
  Preferred stock-par value of $0.01
   per share; authorized 1,000,000 shares;
   issued and outstanding                             -0-          -0-
  Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   1,500,000                                       15,000       15,000
  Additional paid-in capital                        9,000        9,000
    Deficit accumulated                           (30,532)     (29,873)

                                                 $     68   $      227


The accompanying notes are an integral part of these financial statements

                            SARKIS CAPITAL, INC.


                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                 For Period
                                  03/18/87
                                  (date of    Three Months Three Months
                                 inception)       Ended        Ended
                                 To 12/31/96    12/31/96     12/31/95
                                 Unaudited    (Unaudited)  (Unaudited)

Revenues:                        $      -0-    $      -0- $      -0-
                                        -0-           -0-        -0-

Expenses:
  Selling, general and
   administrative                    30,150            29        286
  Advertising                           418           -0-        -0-
  Travel and entertainment              565           -0-        -0-
  General taxes                         557           -0-         28
  Operating gain (loss)             (31,690)          (29)      (314)

Other Income (Expenses):
     Interest income                  1,158           -0-          4
Net gain (loss)                     (30,532)   $      (29)  $   (310)

Gain (loss) per common share    $      (.02)   $      -0-   $     -0-
 Weighted average number of
  shares outstanding              1,500,000     1,500,000   1,500,000








The accompanying notes are an integral part of the financial statements.

                            SARKIS CAPITAL, INC.

                           STATEMENT OF CASH FLOW


                             For period March 18, 1987  For period March 18, 1987
                              (date of inception) to     (date of inception) to
                                December 31, 1996          December 31, 1995
                                   (Unaudited)                (Unaudited)

Cash beginning balance               $   -0-                  $    -0-

  Net profit (loss)                  (30,532)                  (29,873)

Total from operations                (30,532)                  (29,873)

Other Sources (Uses of Funds)

  Note payable to stockholder          6,600                     6,100

  Common stock                        15,000                    15,000

  Capital - contributed                9,000                     9,000

Total source (use) of funds           30,600                    30,100

Net increase (decrease) in cash           68                       227

Cash ending balance                 $     68                  $    227











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

     The results of operations for the quarter ended December 31, 1996 are not necessarily indicative of the results expected for a full year.
































                             4









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

Results of Operation and Financial Condition

     For the quarter ended December 31, 1996, the Company has been in the development stage and did not receive any operating revenues.
During this period, expenses consisted of bank service charges, making the Company have a net loss of $29. The Company has received total operating advances through this quarter of $6,600 from Sarkis
J. Kechejian, M.D. which are to be repaid when the Company merges with another company.

     Management believes that Sarkis Capital's cash on hand and interest earnings thereon may not be sufficient to meet cash requirements through the remainder of the fiscal year ending March
31, 1997. An additional operating advance may be required during the fiscal year.



















                           5










                  SARKIS CAPITAL, INC.

              PART II - OTHER INFORMATION


Item 5.     Exhibits and Reports on Form 8-K

            No reports on Form 8-K were filed during this quarter.





































                           6











                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: January 31, 1997       By: Sarkis J. Kechejian, M.D.
                                  Sarkis J. Kechejian, M.D.
                                  Chairman and Chief
                                            Executive Officer


DATED: January 31, 1997       By: Sarkis J. Kechejian, M.D.
                                  Sarkis J. Kechejian, M.D.
                                  President, Treasurer,
                                  Principal Financial and
                                  Accounting Officer








                           7

