Form 10KSB
period 1997-03-31
SARKIS CAPITAL INC
filed 1997-07-01
CIK 813567

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997
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

                                        Name of each exchange on
          Title of each class                which registered
_____________________________________________________________________________
Securities registered pursuant to Section 12(g) of the Act:
_____________________________________________________________________________
                      (Title of class)
_____________________________________________________________________________
                        (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes    X
No _______

     State issuer's revenues for its most recent fiscal year $1,158.

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

     The Company has no employees, no business operations, and no intention of engaging in an active business operation prior to its combination with an as yet unidentified privately held business. The Company presently has no operating income and at March 31, 1997, no assets other than cash of $53. The Company's executive offices are located at 421 East Airport Freeway, Irving, Texas 75062, and its telephone number is (214) 255-5533.

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

     Pending negotiation and consummation of a combination the Company has invested its funds in a short-term money market fund. Until it locates a suitable candidate, the Company will continue to have no business activities other than managing its investments and will have no source of revenues other than interest on the funds it invests. The Company will not incur significant expenses or liabilities other than expenses related to negotiating a combina-tion. If the Company does not consummate a suitable combination within a reasonable period, its Board of Directors may consider its liquidation and dissolution.

     If the Company's management pursues one or more combination proposals beyond the preliminary negotiation stage and those are subsequently terminated, it is foreseeable that legal fees and other negotiation expenses will exhaust the Company's financial resources before a successful combination can be consum-mated. In that event the Company's Common Stock shareholders may receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                      SARKIS CAPITAL, INC.
                  (A Development Stage Company)

                          Balance Sheet
                     March 31, 1997 and 1996


                             Assets

                                              1997            1996
Current assets
  Cash                                     $     53         $   430
                                            _______          ______

Total Assets                               $     53         $   430
                                           ________          ______
                                           ________          ______



              Liabilities and Stockholders' Equity


Advances from affiliated entities
  (Note 2)                                $  6,600         $ 6,600
                                          ________          ______
Stockholders' equity:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares,
   issued and outstanding, none
  Common stock, $.01 par value;
   authorized 20,000,000 shares,
   issued and outstanding 1,500,000
   shares                                    15,000          15,000
Additional paid-in capital                    9,000           9,000

Deficit accumulated during the
  development stage                         (30,547)        (30,170)
                                           ________         _______

                                             (6,547)        ( 6,170)
                                           ________         _______

                                           $     53         $   430
                                           ________         _______
                                           ________         _______


The accompanying notes are an integral part of these financial statements.

                      SARKIS CAPITAL, INC.
                  (A Development Stage Company)

                    Statements of Operations
       For the Years Ended March 31, 1997, 1996, and 1995 and for the Period from March 18, 1987 (Date of Inception)
                     Through March 31, 1997

                                                     March 18, 1987
                                                  (Date of Inception)
                                                        through
                                                       March 31,
                         1997        1996        1995         1997

Revenue:
  Operations           $  -0-      $   -0-    $   -0-     $    -0-
                         ____         ____      _____        _____

     Total revenue        -0-          -0-        -0-          -0-
                         ____         ____      _____        _____

Expenses:
  Administrative          128          120        369       10,443
  Advertising             -0-          -0-        -0-          418
  Amortization            -0-          -0-        -0-       15,385
  Franchise tax             2          117         75          557
  Professional fees       250          690        -0-        4,902
                          ___          ___        ___       ______
    Total expenses        380          927        444       31,705

Other income:
  Interest                  3           15         15        1,158
                          ___          ___        ___       ______

    Net loss           $ (377)     $  (912)    $( 429)    $(30,547)
                          ___          ___         ___      ______
                          ___          ___         ___      ______


Net loss per share     $ (.00)     $  (.00)    $  (.00)   $   (.02)
  (See Note 1)



The accompanying notes are an integral part of these financial statements.

                             SARKIS CAPITAL, INC.
                         (A Development Stage Company)


                 Statement of Changes in Stockholders' Equity
            For the Period from March 18, 1987 (Date of Inception)
                            Through March 31, 1997

                                                           Deficit
                                                         Accumulated
                           Common Stock    Additional     During the
                        Number of   Par     Paid In      Development
                         Shares    Value    Capital         Stage      Total
                        _________ ______   __________    ___________   _____
Balance
March 18, 1987
(date of inception)          -0- $  -0-    $      -0-     $    -0-  $    -0-

Issuance of 1,500,000
shares of common stock
at $.016 per share     1,500,000  15,000        9,000                 24,000
Net loss                                                    (30,547) (30,547)
                                                            ________  ______
Balance
March 31, 1997         1,500,000 $15,000     $  9,000      $(30,547)$(30,547)
                       _________ _______      _______       _______   ______
                       _________ _______      _______       _______   ______




The accompanying notes are an integral part of these financial statements.

                              SARKIS CAPITAL, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
             For the Years Ended March 31, 1997, 1996, and 1995 and
               the Period from March 18, 1986 (Date of Inception)
                             Through March 31, 1997

                                                             March 18, 1987
                                                          (Date of Inception)
                                                                 through
                                  1997      1996     1995     March 31, 1997
Cash flows from operating
  activities:
 Net loss                       $  (377)  $  (912)  $ (429)      $ (30,547)

Net cash used in operating      $  (377)   $ (912)  $( 429)      $ (30,547)
                                  _____      _____     ____         _______
Cash flows from financing
  activities:
 Issuance of common stock           -0-       -0-       -0-          24,000
 Advances from affiliated           -0-       -0-     1,000           6,600
                                  _____      ____     _____          ______

Net cash provided by                -0-       500       -0-          30,600
 financing activities:            _____      ____     _____          ______

Increase (decrease) in cash        (377)     (412)      571              53

Cash, beginning of period           430       842       271             -0-
                                  _____      ____     _____          ______

Cash, end of period                $ 53   $   430     $ 842         $    53
                                  _____      ____     _____          ______
                                  _____      ____     _____          ______






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

Note 2 - Related Party Transactions

     For the year ended March 31, 1997, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of investor relations, and combined with interest received on money market funds, the Company had a net loss of $(30,547). The Company received operating advances of $1,000 in April, 1992, $1,000 in July, 1992, $1,000 in March, 1993, $1,000 in October, 1994 and $500 in March, 1996 from Sarkis J. Kechejian, M.D. The total operating advances are to be repaid when the Company merges with another company.

     Management believes that Sarkis Capital's cash on hand and interest earnings thereon may not be sufficient to meet cash requirements. Additional operating advances may be required for the coming year.

                             PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     There presently is no trading market for the Company's common stock.

     At March 31, 1997, the approximate number of holders of record of the Company's Common Stock was 351.

     The Company has never paid any dividends on the Common Stock and does not expect to do so in the foreseeable future.


Item 6.  Selected Financial Data

                      Sarkis Capital, Inc.
                (A Development Stage Enterprise)
         Period from March 18, 1987 (date of inception)
                     through March 31, 1997

                  Revenues                                1,158
                  Net Loss                               30,547
                  Cash Dividends Paid                       -0-
                  Total Assets                               53
                  Working Capital                           -0-
                  Advance from Affiliates                 6,600


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

     Development stage revenue (consisting solely of interest income) for the period from March 18, 1987 (date of operation) through March 31, 1997 amounted to $1,158. General and administrative charges of $31,705 are attributable to expenses necessary to maintain the public status of the Company. The Company does not anticipate a significant change in the results of operations until such time as the Company combines with another Company.



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


         NAME                       AGE                  POSITION

Sarkis J. Kechejian, M.D.           59          Director, President and
                                          and Treasurer

Sharilyn J. Bruntz Wilson           46          Vice President and
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

Item 12.  Security Ownership of Certain Beneficial Owners and Managers

     The following information is submitted as of March 31, 1997 with respect to the Company's voting securities owned beneficially by each person known by the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

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


                      SARKIS CAPITAL, INC.



DATED:    May 31, 1997         By:  Sarkis J. Kechejian, M.D.
                                    Sarkis J. Kechejian, M.D.
                                    President, Treasurer, and Director
                                    (Chief Executive Officer and
                                    Principal Financial Officer)




     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



DATED:    May 31, 1997         By:  Sarkis J. Kechejian, M.D.
                                    Sarkis J. Kechejian, M.D.
                                    President, Treasurer, and Director
                                    (Chief Executive Officer and
                                    Principal Financial Officer)