Form 10QSB
period 1997-06-30
SARKIS CAPITAL INC
filed 1997-08-13
CIK 813567

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997     Commission file number 33-13627

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


                Class                     Outstanding at June 30, 1997
(Common stock, $0.01 par value)                       1,500,000

                      SARKIS CAPITAL, INC.

                              INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - June 30, 1997 and
            June 30, 1996                                    1

          Statement of Loss - Three months ended June 30,
            1997 and June 30, 1996 - Period March 18, 1987
            (date of inception) to June 30, 1997             2

          Statement of Cash Flow - June 30, 1997 and
            June 30, 1996                                    3

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                        5



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K          6


SIGNATURES                                                   7

                         SAARKIS CAPITAL, INC.

                    PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                ASSETS

                                        June 30, 1997 June 30, 1996
                                          Unaudited     Unaudited
Current assets:
  Cash                                  $      538   $      132


Other Assets:
  Organization costs (less accumulated
    amortization of $15,385 in 1993 and
    $15,385 in 1993                     $      -0-   $      -0-
                                         _________    _________

                                        $      538   $      132
                                         _________    _________
                                         _________    _________

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Due to shareholder                    $    7,350   $    6,600
                                         _________    _________
Stockholders' Equity:
  Preferred stock-par value of $0.01
   per share; authorized 1,000,000 shares;
   issued and outstanding                      -0-          -0-
  Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   1,500,000                                15,000       15,000
  Additional paid-in capital                 9,000        9,000
    Net income (loss)                      (30,818)     (30,468)
                                          ________      _______
                                           ( 6,818)     ( 6,468)

  Total Liabilities                     $      538   $      132
                                          ________      _______
                                          ________      _______

The accompanying notes are an integral part of these financial statements

                                SARKIS CAPITAL, INC.

                              STATEMENT OF OPERATIONS

                                             For period March
                               Three Months   18, 1987 (date   Three months
                                   ended       of inception)       ended
                               June 30, 1997         to        June 30, 1996
                                (Unaudited)    June 30, 1997    (Unaudited)
REVENUES                          $    -0-      $     -0-         $   -0-

EXPENSES:
  Selling, general and
   administrative                    10,635         31,970            300
                                   ________       ________         ______

  Operating gain (loss)             (10,635)       (31,970)          (300)
                                   ________       ________         ______
  Other income:
     Interest income                    130          1,158              2
                                   ________       ________         ______

     Net gain (loss)              $ (10,505)    $  (30,812)    $     (298)
                                   ________       ________         ______
                                   ________       ________         ______

  Gain (loss) per common share   $      .00     $     (.02)    $      .00

  Weighted average number of
  shares outstanding             $1,500,000     $1,500,000     $1,500,000




The accompanying notes are an integral part of the financial statements.

                              SARKIS CAPITAL, INC.

                             STATEMENT OF CASH FLOW


                                       June 30          June 30
                                         1997             1996
                                     (Unaudited)         (Unaudited)
Cash beginning balance                $  2,591          $    -0-

  Net profit (loss)                    (10,505)          (30,468)

Items using no funds outlay
  Amortization-organization            (11,283)              -0-
                                       _______           _______

  Total from operations                (21,788)          (30,468)
                                       _______           _______

Other sources (uses) of funds
  Organization costs                    15,385               -0-
  Accounts payable                       4,350             6,600
  Common stock                             -0-            15,000
  Capital contributed                      -0-             9,000
                                       _______           _______

  Total source (use) of funds           19,735            30,600
                                       _______           _______

  Net increase (decrease) in cash       (2,053)              132
                                       _______           _______

  Cash ending balance                $     538          $    132
                                       _______           _______











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

     The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results expected for a full year.

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

Results of Operation and Financial Condition

     For the quarter ended June 30, 1997, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of Bank Service Fees and Franchise Filing Fees, and combined with interest received on money market funds the Company had a net loss of $(10,505). The total operating advances through this quarter of $4,350 are to be repaid to S. J. Kechejian, M.D. when the Company merges with another company.

     Management believes that Sarkis Capital's cash on hand and interest earnings thereon may not be sufficient to meet cash requirements through the remainder of the fiscal year ending March 31, 1998. An additional operating advance may be required during the fiscal year.

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




DATED:  July 31, 1997                  By:  Sarkis J. Kechejian, M.D.
                                            Sarkis J. Kechejian, M.D.
                                            President, Director and
                                            Treasurer