Form 10QSB
period 1997-12-31
SARKIS CAPITAL INC
filed 1998-02-03
CIK 813567

             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1997

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

                         (972-255-5533)
                   (Issuer's telephone number)
________________________________________________________________________________
      (Former name, former address and former fiscal year,
                      if changed since last year)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X    No


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1997, 1,500,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                      SARKIS CAPITAL, INC.

                              INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - December 31, 1997 and
            December 31, 1996                                1

          Statement of Loss - Three months ended
            December 31, 1997 - Period March 18, 1987
            (date of inception) to December 31, 1997         2

          Statement of Cash Flow - December 31, 1997         3
            and December 31, 1996

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                        5


PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K          6


SIGNATURES                                                   7

                      SARKIS CAPITAL, INC.

                 PART I - FINANCIAL INFORMATION

                          BALANCE SHEET

                             ASSETS

                                         December 31   December 31,
                                              1997          1996
                                          Unaudited     Unaudited
Current assets:
  Cash                                    $      411   $       68

  Total current assets                    $      411   $       68


                                          $      411   $       68

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                        $    7,350   $    6,600
  Notes Payable                                  -0-          -0-

  Total current liabilities               $    7,350   $    6,600

Stockholders' Equity:
  Preferred stock-par value of $0.01
   per share; authorized 1,000,000 shares;
   issued and outstanding                        -0-          -0-
  Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   1,500,000                                  15,000       15,000
  Additional paid-in capital                   9,000        9,000
    Net income (loss)                        (30,939)     (30,532)
                                             ( 6,939)     ( 6,532)

                                          $      411   $       68




The accompanying notes are an integral part of these financial statements

                        SARKIS CAPITAL, INC.


                     STATEMENT OF OPERATIONS

                                             For period March
                               Three Months   18, 1987 (date   Three months
                                   ended       of inception)       ended
                                Dec 31, 1997         to         Dec 31, 1996
                                (Unaudited)     Dec 31, 1997    (Unaudited)
REVENUES                          $    -0-      $     -0-         $   -0-

EXPENSES:
  Operating, selling,
   general and administrative           44         32,097              29


  Operating gain (loss)                (44)       (32,097)            (29)

  Other income:                         -0-         1,158              -0-
     Interest income

     Net gain (loss)             $     (44)    $  (30,939)     $      (29)

  Gain (loss) per common share   $      -0-    $     (.02)     $      -0-

  Weighted average number of
  shares outstanding             $1,500,000    $1,500,000      $1,500,000






The accompanying notes are an integral part of the financial statements.

                      SARKIS CAPITAL, INC.

                     STATEMENT OF CASH FLOW


                                 December 31,            December 31,
                                      1997                 1996
                                  (Unaudited)          (Unaudited)
Cash beginning balance             $   -0-               $    -0-

  Net profit (loss)                 (30,939)                (30,532)

Items using no funds outlay
  Amortization-organization          15,385                  15,385

  Total from operations             (15,554)                (15,147)

Other sources (uses) of funds
  Accounts payable                    7,350                   6,600
  Notes payable                         -0-                     -0-
  Organization costs                (15,385)                (15,385)
  Common stock                       15,000                  15,000
  Capital contributed                 9,000                   9,000

  Total source (use) of funds        15,965                  15,215

  Net increase (decrease) in cash       411                      68

  Cash ending balance            $      411               $      68





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

     The results of operations for the quarter ended December 31, 1997 are not necessarily indicative of the results expected for a full year.

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

Results of Operation and Financial Condition

     For the quarter ended December 31, 1997, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of operating costs, and combined with interest received on money market funds the Company had a net loss of $44. The Company has received total operating advances through this quarter of $7,350 which are to be repaid to S.
J. Kechejian, M.D. when the Company merges with another company.

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




DATED: February 2, 1998               By:  Sarkis J. Kechejian, M.D.
                                           Sarkis J. Kechejian, M.D.
                                           Chairman and Chief
                                           Executive Officer


DATED: February 2, 1998               By:  Sarkis J. Kechejian, M.D.
                                           Sarkis J. Kechejian, M.D.
                                           President, Treasurer,
                                           Principal Financial and
                                           Accounting Officer