Form 10KSB
period 1998-03-31
SARKIS CAPITAL INC
filed 1998-05-26
CIK 813567

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998
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

Issuer's telephone number, including area code (972)-255-5533.

                                        Name of each exchange on
          Title of each class                which registered
________________________________________________________________________________
Securities registered pursuant to Section 12(g) of the Act:
________________________________________________________________________________
                        (Title of class)
________________________________________________________________________________
                        (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes    X
No _______

     State issuer's revenues for its most recent fiscal year $-0-.

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

     The Company has no employees, no business operations, and no intention of engaging in an active business operation prior to its combination with an as yet unidentified privately held business. The Company presently has no operating income and at March 31, 1998, no assets other than cash of $127. The Company's executive offices are located at 421 East Airport Freeway, Irving, Texas 75062, and its telephone number is (972) 255-5533.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                      SARKIS CAPITAL, INC.
                  (A Development Stage Company)

                          Balance Sheet
                     March 31, 1998 and 1997


                             Assets

                                              1998            1997
Current assets
  Cash                                     $    127         $   538

Total Assets                               $    127         $   538



              Liabilities and Stockholders' Equity


Advances from affiliated entities
  (Note 2)                                 $ 7,350          $ 7,350

Stockholders' equity:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares,
   issued and outstanding, none
  Common stock, $.01 par value;
   authorized 20,000,000 shares,
   issued and outstanding 1,500,000
   shares                                   15,000           15,000
Additional paid-in capital                   9,000            9,000

Deficit accumulated during the
  development stage                        (31,223)         (30,812)
                                           _______         ________
                                           $   127         $    538


The accompanying notes are an integral part of these financial statements.

                      SARKIS CAPITAL, INC.
                  (A Development Stage Company)

                    Statements of Operations
       For the Years Ended March 31, 1998, 1997, and 1996 and for the Period from March 18, 1987 (Date of Inception)
                     Through March 31, 1998


                                                     March 18, 1987
                                                  (Date of Inception)
                                                        through
                                                       March 31,
                         1998        1997        1996         1998
Revenue:
  Operations           $  -0-      $  -0-      $  -0-     $    -0-
     Total revenue        -0-         -0-         -0-          -0-

Expenses:
  Administrative         (376)        143         120       10,082
  Advertising               0           0           0          418
  Amortization              0           0           0       15,385
  Franchise tax            62           2         117          619
  Professional fees       725         500         690        5,877
    Total expenses        411         645         927       32,381

Other income:
  Interest                  0           3          15        1,158

    Net loss           $ (411)    $  (642)     $( 912)    $(31,223)

Net loss per share     $  .00     $   .00      $  .00     $   (.02)
  (See Note 1)



The accompanying notes are an integral part of these financial statements.

                             SARKIS CAPITAL, INC.
                         (A Development Stage Company)


                 Statement of Changes in Stockholders' Equity
            For the Period from March 18, 1987 (Date of Inception)
                            Through March 31, 1998

                                                         Deficit
                                                       Accumulated
                           Common Stock    Additional   During the
                        Number of   Par     Paid In    Development
                         Shares    Value    Capital       Stage    Total
Balance
March 18, 1987
(date of inception)            0 $     0   $      0    $      0  $     0

Issuance of 1,500,000
shares of common stock
at $.016 per share        15,000  15,000      9,000           0   24,000


Net loss                                                (31,223) (31,223)

Balance
March 31, 1998         1,500,000 $15,000    $ 9,000    $(31,223)$(31,223)





The accompanying notes are an integral part of these financial statements.

                              SARKIS CAPITAL, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
             For the Years Ended March 31, 1998, 1997, and 1996 and
               the Period from March 18, 1986 (Date of Inception)
                             Through March 31, 1998

                                                           March 18, 1987
                                                        (Date of Inception)
                                                              through
                             1998      1997      1996      March 31, 1998
Cash flows from operating
  activities:
 Net loss                  $  (411)  $  (642)  $ (912)       $(31,223)

Net cash used in operating $  (411)  $  (642)  $ (912)       $(31,223)

Cash flows from financing
  activities:
 Issuance of common stock        0         0        0          24,000
 Advances from affiliated        0         0        0           7,350

Net cash provided by             0       750      500          31,350
 financing activities:

Increase (decrease) in cash   (411)      108     (412)            127

Cash, beginning of period      538       430      842               0

Cash, end of period        $   127   $   538   $  430         $   127



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

Note 2 - Related Party Transactions

     For the year ended March 31, 1998, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of investor relations, and combined with interest received on money market funds, the Company had a net loss of $(31,223). The Company received operating advances of $1,000 in April, 1992, $1,000 in July, 1992, $1,000 in March, 1993, $1,000 in October, 1994 and $500 in March, 1996 from Sarkis J. Kechejian, M.D. The total operating advances are to be repaid when the Company merges with another company.

     Management believes that Sarkis Capital's cash on hand and interest earn-ings thereon may not be sufficient to meet cash requirements. Additional operating advances may be required for the coming year.

                             PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

      There presently is no trading market for the Company's common stock.

     At March 31, 1998, the approximate number of holders of record of the Company's Common Stock was 351.

     The Company has never paid any dividends on the Common Stock and does not expect to do so in the foreseeable future.


Item 6.  Selected Financial Data

                      Sarkis Capital, Inc.
                (A Development Stage Enterprise)
         Period from March 18, 1987 (date of inception)
                     through March 31, 1998

                  Revenues                                1,158
                  Net Loss                               31,223
                  Cash Dividends Paid                         0
                  Total Assets                              367
                  Working Capital                             0
                  Advance from Affiliates                 7,350


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

     Development stage revenue (consisting solely of interest income) for the period from March 18, 1987 (date of operation) through March 31, 1998 amounted to $1,158. General and administrative charges of $32,381 are attributable to expenses necessary to maintain the public status of the Company. The Company does not anticipate a significant change in the results of operations until such time as the Company combines with another Company.



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

         NAME                       AGE                  POSITION

Sarkis J. Kechejian, M.D.           60          Director, President and
                                                 and Treasurer

Sharilyn J. Bruntz Wilson           47          Vice President and
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

Item 12.  Security Ownership of Certain Beneficial Owners and Managers

      The following information is submitted as of March 31, 1998 with respect to the Company's voting securities owned beneficially by each person known by the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

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