Form 10QSB
period 1998-06-30
SARKIS CAPITAL INC
filed 1998-08-11
CIK 813567

             U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 1998, 1,500,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                       SARKIS CAPITAL, INC.

                              INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - June 30, 1998 and
           June 30, 1997                                     1

          Statement of Loss - Three months ended June 30,
            1998 and June 30, 1997 - Period March 18, 1987
            (date of inception) to June 30, 1998             2

          Statement of Cash Flow - June 30, 1998 and
            June 30, 1997                                    3

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                        5



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K          6


SIGNATURES                                                   7

                         SARKIS CAPITAL, INC.

                    PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                ASSETS

                                               June 30, 1998 June 30, 1997
                                                 Unaudited     Unaudited
Current assets:
  Cash                                         $       68   $      538


Other Assets:
  Organization costs (less accumulated
    amortization of $15,385 in 1993 and
    $15,385 in 1993                            $      -0-   $      -0-


                                               $       68   $      538


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Due to shareholder                           $    7,350   $    7,350

Stockholders' Equity:
  Preferred stock-par value of $0.01
   per share; authorized 1,000,000 shares;
   issued and outstanding                             -0-          -0-
  Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   1,500,000                                       15,000       15,000
  Additional paid-in capital                        9,000        9,000
    Net income (loss)                             (31,282)     (30,818)
                                                  ( 7,282)     ( 6,818)

  Total Liabilities                            $       68   $      538

The accompanying notes are an integral part of these financial statements

                           SARKIS CAPITAL, INC.


                         STATEMENT OF OPERATIONS

                                             For period March
                               Three Months   18, 1987 (date   Three months
                                   ended       of inception)       ended
                               June 30, 1998         to        June 30, 1997
                                (Unaudited)    June 30, 1998    (Unaudited)
REVENUES                          $     -0-      $     -0-       $   -0-

EXPENSES:
  Selling, general and
   administrative                        59         32,440         10,635


  Operating gain (loss)                 (59)       (32,440)       (10,635)

  Other income:                         -0-          1,158            130
     Interest income

     Net gain (loss)              $     (59)    $  (31,282)    $  (10,505)

  Gain (loss) per common share   $      .00     $     (.02)    $      .00

  Weighted average number of
  shares outstanding             $1,500,000     $1,500,000     $1,500,000






The accompanying notes are an integral part of the financial statements.

                            SARKIS CAPITAL, INC.

                           STATEMENT OF CASH FLOW


                                       June 30          June 30
                                         1998             1997
                                     (Unaudited)         (Unaudited)
Cash beginning balance                $    -0-           $  2,591

  Net profit (loss)                    (31,282)           (10,505)

Items using no funds outlay
  Amortization-organization                -0-            (11,283)
   Total from operations               (31,282)           (21,788)

Other sources (uses) of funds
  Organization costs                       -0-             15,385
  Accounts payable                       7,350              4,350
  Common stock                          15,000                -0-
  Capital contributed                    9,000                -0-

  Total source (use) of funds           31,350             19,735

  Net increase (decrease) in cash           68             (2,053)

  Cash ending balance                $      68            $   538





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

     The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results expected for a full year.

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

Results of Operation and Financial Condition

     For the quarter ended June 30, 1998, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of Bank Service Fees and Franchise Filing Fees, and combined with interest received on money market funds the Company had a net loss of $(59). The total operating advances through this quarter of $5,250 are to be repaid to S. J. Kechejian, M.D. when the Company merges with another company.

     Management believes that Sarkis Capital's cash on hand and interest earnings thereon may not be sufficient to meet cash requirements through the remainder of the fiscal year ending March 31, 1999. An additional operating advance may be required during the fiscal year.

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




DATED:  July 31, 1998                  By:  Sarkis J. Kechejian, M.D.
                                            Sarkis J. Kechejian, M.D.
                                            President, Director and
                                            Treasurer