Form 10QSB
period 1998-12-31
SARKIS CAPITAL INC
filed 1999-02-01
CIK 813567

            U.S. Securities and Exchange Commission
                    Washington, D.C.  20549

                          Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1998

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1998, 1,500,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                     SARKIS CAPITAL, INC.

                             INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - December 31, 1998 and
            December 31, 1997                                1

          Statement of Loss - Three months ended
            December 31, 1998 - Period March 18, 1987
            (date of inception) to December 31, 1998         2

          Statement of Cash Flow - For period                3
            March 18, 1987 (date of inception) to
            December 31, 1998 and for period
            March 18, 1987 (date of inception) to
            December 31, 1997

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                        5



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K          6


SIGNATURES                                                   7

                     SARKIS CAPITAL, INC.

                PART I - FINANCIAL INFORMATION

                         BALANCE SHEET

                            ASSETS

                                       December 31    December 31
                                          1998          1997
                                        Unaudited      Unaudited
Current assets:
  Cash                                $     473    $     411

     Total current assets             $     473    $     411

                                      $     473    $     411



             LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts Payable                    $   7,850    $   7,350
  Notes Payable                             -0-          -0-

     Total current liabilities        $   7,850    $   7,350



Stockholders' Equity:
  Preferred stock-par value of $0.01
   per share; authorized 1,000,000 shares;
   issued and outstanding                           -0-            -0-
  Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   1,500,000                             15,000       15,000
  Additional paid-in capital                           9,000     9,000
    Net income (loss)                  ( 31,377)     (30,532)
                                       (  7,377)      (6,532)

                                      $     473    $      68


The accompanying notes are an integral part of these financial statements

                            SARKIS CAPITAL, INC.


                           STATEMENT OF OPERATIONS


                                             For period March
                               Three Months   18, 1987 (date   Three months
                                   ended       of inception)       ended
                                Dec 30, 1998         to         Dec 30, 1997
                                (Unaudited)     Dec 30, 1998    (Unaudited)
REVENUES                          $    -0-      $     -0-       $     -0-

EXPENSES:
  Operating, selling,
   general and administrative           48         32,535              44


  Operating gain (loss)                (48)       (32,535)            (44)

  Other income:                         -0-         1,158             -0-
     Interest income

     Net gain (loss)             $     (48)   $   (31,377)     $      (44)

  Gain (loss) per common share   $     -0-    $      (.02)     $      -0-

  Weighted average number of
  shares outstanding             $1,500,000    $1,500,000      $1,500,000





The accompanying notes are an integral part of the financial statements.

                            SARKIS CAPITAL, INC.

                           STATEMENT OF CASH FLOW



                                  December 30,         December 30,
                                      1998                 1997
                                  (Unaudited)          (Unaudited)
Cash beginning balance             $    -0-              $      -0-

  Net profit (loss)                 (31,377)                (30,939)

Items using no funds outlay
  Amortization-organization          15,385                  15,385

  Total from operations             (15,992)                (15,554)

Other sources (uses) of funds
  Accounts payable                    7,850                   7,350
  Notes payable                         -0-                     -0-
  Organization costs                (15,385)                (15,385)
  Common stock                       15,000                  15,000
  Capital contributed                 9,000                   9,000

  Total source (use) of funds        16,465                  15,965

  Net increase (decrease) in cash       473                     411

  Cash ending balance            $      473               $     411





The accompanying notes are an integral part of these financial statements.

                            SARKIS CAPITAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.     Basis of Presentation

     The financial information included herein is unaudited, and reflects all adjustments which are in the opinion of management, necessary for a fair statement of results.

     The results of operations for the quarter ended December 31, 1998 are not necessarily indicative of the results expected for a full year.

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

Results of Operation and Financial Condition

     For the quarter ended December 31, 1998, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of bank service charges, making the Company have a net loss of $48. The Company has received total operating advances through this quarter of $7,850 from Sarkis J. Kechejian, M.D. which are to be repaid when the Company merges with another company.

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




DATED: January 31, 1998         By:  Sarkis J. Kechejian, M.D.
                                     Sarkis J. Kechejian, M.D.
                                     Chairman and Chief
                                     Executive Officer


DATED: January 31, 1998         By:  Sarkis J. Kechejian, M.D.
                                     Sarkis J. Kechejian, M.D.
                                     President, Treasurer,
                                     Principal Financial and
                                     Accounting Officer