Form 10KSB
period 1999-03-31
SARKIS CAPITAL INC
filed 1999-05-07
CIK 813567

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     State issuer's revenues for its most recent fiscal year $-0-.

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

     The Company has no employees, no business operations, and no intention of engaging in an active business operation prior to its combination with an as yet unidentified privately held business. The Company presently has no operating income and at March 31, 1999, no assets other than cash of $73. The Company's executive offices are located at 421 East Airport Freeway, Irving, Texas 75062, and its telephone number is (972) 255-5533.

Pre-Combination Activities

     The Company was organized to function initially as a "clean public shell", that is, an inactive, publicly held corporation with nominal assets and liabilities. With these characteristics, management believes that the Company is a potentially attractive combination candidate to privately held businesses which are interested in becoming publicly held without offering their own securities to the public. If a suitable candidate is found, the Company will combine with a privately held company believed to have growth and profit potential, irrespective of the industry in which it is engaged. The Company may structure a combination as a merger, consolidation, exchange of the Company's Common stock for stock or assets or any other form which will result in the combined enterprise being a publicly held corporation.

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

     If the Company's management pursues one or more combination proposals beyond the preliminary negotiation stage and those are subsequently terminated, it is foreseeable that legal fees and other negotiation expenses will exhaust the Company's financial resources before a successful combination can be consummated. In that event the Company's Common Stock shareholders may receive a nominaldistribution, if any, upon the Company's liquidation and dissolution.

     The Company has reviewed possible business combinations, but has been unsuccessful in its endeavor to combine with another entity. If and when the Company combines with another entity, it will file a report on Form 8-K detail-ing such combination.


Item 2.      Properties

     The Company does not own, nor has it invested in any properties.

Item 3.    Legal Proceedings

     The Company is not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                      SARKIS CAPITAL, INC.
                  (A Development Stage Company)


                          Balance Sheet
                     March 31, 1999 and 1998


                             Assets

 .
                                              1999            1998
Current assets
  Cash                                     $     73         $   127

Total Assets                               $     73         $   127



              Liabilities and Stockholders' Equity


Advances from affiliated entities
  (Note 2)                                $ 7,850          $ 7,350

Stockholders' equity:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares,
   issued and outstanding, none
  Common stock, $.01 par value;
   authorized 20,000,000 shares,
   issued and outstanding 1,500,000
   shares                                   15,000           15,000
Additional paid-in capital                   9,000            9,000

Deficit accumulated during the
  development stage                        (31,777)         (31,223)

                                           $    73         $    127

The accompanying notes are an integral part of these financial statements.

                      SARKIS CAPITAL, INC.
                  (A Development Stage Company)

                    Statements of Operations
       For the Years Ended March 31, 1999, 1998, and 1997 and for the Period from March 18, 1987 (Date of Inception)
                     Through March 31, 1999

                                                         March 18, 1987
                                                      (Date of Inception)
                                                             through
                         1999       1998        1997     March 31, 1998
Revenue:
  Operations           $  -0-      $  -0-      $  -0-     $    -0-
     Total revenue        -0-         -0-         -0-          -0-

Expenses:
  Administrative          200        (376)        143       10,282
  Advertising               0            0          0          418
  Amortization              0            0          0       15,385
  Franchise tax           354           62          2          973
  Professional fees         0          725        500        5,877
    Total expenses        554          411        645       32,935

Other income:
  Interest                  0            0          3        1,158

    Net loss           $ (554)     $  (411)    $( 642)    $(31,777)

Net loss per share     $  .00      $   .00     $   .00    $   (.02)
  (See Note 1)










The accompanying notes are an integral part of these financial statements.

                             SARKIS CAPITAL, INC.
                         (A Development Stage Company)


                 Statement of Changes in Stockholders' Equity
            For the Period from March 18, 1987 (Date of Inception)
                            Through March 31, 1999

                                                Deficit
                                              Accumulated
                           Common Stock    Additional   During the
                        Number of   Par     Paid In    Development
                         Shares    Value    Capital       Stage    Total

Balance
March 18, 1987
(date of inception)            0 $      0   $      0   $      0  $     0

Issuance of 1,500,000
shares of common stock
at $.016 per share     1,500,000   15,000      9,000          0   24,000


Net loss                                                (31,777) (31,777)

Balance
March 31, 1999         1,500,000 $ 15,000    $ 9,000   $(31,777)$(31,777)








The accompanying notes are an integral part of these financial statements.

                              SARKIS CAPITAL, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
             For the Years Ended March 31, 1999, 1998, and 1997 and
               the Period from March 18, 1987 (Date of Inception)
                             Through March 31, 1999

                                                             March 18, 1987
                                                          (Date of Inception)
                                                                 through
                                   1999     1998      1997    March 31, 1999
Cash flows from operating
  activities:
 Net loss                       $  (554)  $  (411)  $ (642)       $(31,777)

Net cash used in operating      $  (554)  $  (411)  $( 642)       $(31,777)

Cash flows from financing
  activities:
 Issuance of common stock             0         0        0          24,000
 Advances from affiliated           500         0      750           7,850

Net cash provided by                500         0      750          31,850
 financing activities:

Increase (decrease) in cash         (54)     (411)     108              73

Cash, beginning of period           127       538      430               0

Cash, end of period             $    73   $   127    $ 538        $     73








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

Note 2 - Related Party Transactions

     For the year ended March 31, 1999, the Company has been in the development stage and did not receive any operating revenues. During this period, expenses consisted of investor relations, and combined with interest received on money market funds, the Company had a net loss of $(31,777). The Company received operating advances of $7,850 since date of inception from Sarkis J. Kechejian, M.D. The total operating advances are to be repaid when the Company merges with another company.

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

     At March 31, 1999, the approximate number of holders of record of the Company's Common Stock was 351.

     The Company has never paid any dividends on the Common Stock and does not expect to do so in the foreseeable future.


Item 6.  Selected Financial Data

                      Sarkis Capital, Inc.
                (A Development Stage Enterprise)
         Period from March 18, 1987 (date of inception)
                     through March 31, 1999

                  Revenues                                1,158
                  Net Loss                               31,777
                  Cash Dividends Paid                         0
                  Total Assets                               73
                  Working Capital                             0
                  Advance from Affiliates                 7,850


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

     Development stage revenue (consisting solely of interest income) for the period from March 18, 1987 (date of operation) through March 31, 1999 amounted to $1,158. General and administrative charges of $32,935 are attributable to expenses necessary to maintain the public status of the Company. The Company does not anticipate a significant change in the results of operations until such time as the Company combines with another Company.



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

         NAME                       AGE                  POSITION

Sarkis J. Kechejian, M.D.           61          Director, President and
                                                 and Treasurer

Sharilyn J. Bruntz Wilson           48          Vice President and
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

Item 12.  Security Ownership of Certain Beneficial Owners and Managers

      The following information is submitted as of March 31, 1999 with respect to the Company's voting securities owned beneficially by each person known by the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

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


                      SARKIS CAPITAL, INC.



DATED: May 4, 1999               By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Treasurer, and Director
                                      (Chief Executive Officer and
                                      Principal Financial Officer)




     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



DATED: May 4, 1999               By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Treasurer, and Director
                                      (Chief Executive Officer and
                                      Principal Financial Officer)