Form 10QSB
period 1999-06-30
STARNET FINANCIAL INC
filed 1999-08-31
CIK 813567

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

                       COMMISSION FILE NUMBER: 000-13627

                            STARNET FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   75-2168244
  (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)


 17000 PRESTON ROAD, SUITE 350, DALLAS, TEXAS                    75248
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

 Registrant's telephone number, including area code: 972-239-2939

      Sarkis Capital, Inc., 421 East Airport Freeway, Irving, Texas 75062
     ---------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 13, 1999 was 10,800,000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                                  X  Yes     No
                                                 ---     ---

                      STARNET FINANCIAL, INC. FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     INDEX


PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

General Information...............................................................................      1

Consolidated Balance Sheet -- StarNet Financial, Inc. and Subsidiaries as of
     June 30, 1998 and June 30, 1999..............................................................      4

Consolidated Statement of Income -- StarNet Financial, Inc. and Subsidiaries for
     the Three Month Period Ended June 30, 1999                 ..................................      5

Notes to the Consolidated Financial Statements....................................................      6

Item 2 -- Management's Discussion and Analysis of Financial Condition and
      Results of Operations.......................................................................      9

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings.......................................................................     13

Item 2 -- Changes in Securities and Use of Proceeds...............................................     13

Item 3 -- Defaults Upon Senior Securities.........................................................     13

Item 4 -- Submission of Matters to a Vote of Security Holders.....................................     13

Item 5 -- Other Information.......................................................................     13

Item 6 -- Exhibits and Reports on Form 8-K........................................................     13

Signature.........................................................................................     14

                            STARNET FINANCIAL, INC.
                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

         StarNet Financial, Inc. (the "Company" or "StarNet") is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single-family and condominium residences through traditional distribution channels and over the Internet. The Company:

         o originates mortgage loans through the Company's "net branches" located across the United States and through exclusive programs with various homebuilding companies;

         o conducts wholesale loan originations and processing operations using a nationwide network of independent mortgage loan brokers;

         o originates sub-prime mortgage loans using its TRAkkER proprietary software/database system; and

         o conducts direct consumer mortgage loan origination over the Internet.

Investors purchase conforming loans (generally those borrowers with perfect or good credit) and non-conforming loans (generally below average and delinquent credit) that have been originated or purchased by StarNet. StarNet pools and sells these loans to institutional investors. StarNet also sells individual loans to such investors. StarNet is currently licensed to originate, purchase closed loans, underwrite, and fund or sell residential mortgage loans in the states of Texas and North Carolina. StarNet has applied to register and/or be licensed to originate, purchase closed loans, underwrite, and fund or sell residential mortgage loans in the states of Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina and Washington.

         StarNet's management team consists of financial services professionals and mortgage bankers with experience in the management of public accounting firms and mortgage banking companies. Mr. Dan Jackson, the Company's President, is a certified public accountant with over 23 years of experience and has served as the senior partner of Jackson & Rhodes, P.C., a Dallas, Texas-based public accounting firm. Ms. Joni Baquerizo, the Company's Executive Vice President, has over 18 years of experience in the mortgage banking industry and has previously served as Vice President of EMB Mortgage Corporation and Vice President of Deposit Guaranty Mortgage Company. Mr. Ron Knight, the Company's Senior Vice President-Net Branch Development, has over 13 years of experience in the mortgage banking industry and has previously served as Regional Branch Manager of American Investment Mortgage and Vice President - Operations of Ace Mortgage Corporation. Mr. Sam Pitts, the Company's Senior Vice President-Net Branch Marketing has over six years of experience in the mortgage banking industry and has previously served as Regional Branch Manager for American Investment Mortgage. Mr. James Cunningham, the Company's Senior Vice President-Risk Management/ Secondary Marketing, has over 26 years of experience in the mortgage banking industry and has previously served as a director of EMB Mortgage Corporation. Mr. Mike Chaffin, the Company's Senior Vice President-Wholesale Lending, has over six years of experience in the mortgage banking industry and has previously served as Production Manager for EMB Mortgage Corporation and Wholesale Account Executive for Hamilton Financial and Deposit Guaranty Mortgage Corporation. Senior management has experience in retail and wholesale mortgage production, regulatory compliance, marketing and finance.

U.S. RESIDENTIAL MORTGAGE BANKING INDUSTRY OVERVIEW

         The Mortgage Bankers Association estimates the United States mortgage market to total over $4.3 trillion in terms of loans outstanding and projects mortgage originations to be $1.2 trillion in 1999. The mortgage industry is divided broadly into four major segments today:

         o mortgage origination -- sourcing, verifying and documenting of mortgage loans, typically done by mortgage brokers and single-source lenders;

         o mortgage funding -- underwriting, funding and selling closed loans to mortgage loan purchasers;

         o securitization -- aggregating loans for sale into the secondary market; and

         o servicing -- ongoing billing, collection and foreclosure/collateral management.

         Over the past two decades, the mortgage industry has evolved dramatically. Until the late 1970's, the mortgage market was primarily a captive banking market, where retail banks and savings and loan institutions originated loans through their branches, underwrote and closed loans internally, funded loans from their own customer deposits and then serviced the loans themselves. This internal chain of production was broken by the emergence of the pure mortgage bank that could buy mortgages from mortgage brokers and sell to government-sponsored mortgage investors, such as Fannie Mae and Freddie Mac, and the development of a large, liquid secondary funding and trading market for mortgage debt. This efficient new market for mortgage funding made it viable for the first time to uncouple from the large retail banks both the front-end functions of mortgage origination and mortgage funding and the back-end function of servicing mortgages.

         Now with the emergence of the Internet as a viable means of conducting electronic commerce, the mortgage banking industry has made great efforts to utilize this non-traditional distribution channel to increase the amount of originated mortgages. According to Forrester Research, the market for on-line mortgage originations is expected to grow from an estimated $18.7 billion in 1999 to over $91.2 billion in 2003, representing an increase in the percentage of the existing mortgage market conducted over the Internet from 1.5% in 1999 to 9.6% in 2003. Mortgage origination is well-suited to an Internet-based distribution model for a number of reasons, including:

         o mortgages are information products that need no physical delivery or warehousing;

         o complex mortgage products can be made more understandable through the use of graphical and dynamic real-time presentations, including explanations of terminology and easy access to detailed supporting information;

         o borrower data can be efficiently captured through an Internet website, allowing real-time automated underwriting and streamlined overall mortgage application processing; and

         o costly local offices or brokers and the expensive fee structure associated with the traditional mortgage distribution model are no longer required.

         StarNet believes that in addition to traditional distribution channels (such as regional offices and brokers), there exists a significant market opportunity for a centralized, nationally accessible and simple-to-use on-line service with a broad selection of products, a compelling value proposition based upon saving borrowers money, time and effort, and an open, integrated service that provides complete transaction fulfillment. StarNet's on-line service will differ from those of its competitors in that it will offer a variety of products from a number of lenders and allow the customer to complete the mortgage application process on-line instead of merely being a referral service where customers can only compare interest rates and costs of various lenders or are limited to the products of a single lender.

SUBSIDIARIES AND DIVISIONS

         StarNet is comprised of three wholly owned subsidiaries and two distinct operating divisions involved in mortgage loan origination, underwriting and/or processing:

         o StarNet Mortgage, Inc. This subsidiary originates mortgage loans using the Company's "net branches" located across the country.

         o The GM Group, Inc. (d/b/a StarNet Retail) This subsidiary markets mortgage loan products through exclusive programs with various homebuilding companies.

         o StarNet TRAkkER, Inc. This subsidiary originates sub-prime mortgage loans using the TRAkkER proprietary software/database system.

         o StarNet Funding This division conducts wholesale loan originations and processing operations via a nationwide network of independent mortgage loan brokers.

         o StarNet Loans.com This division conducts direct consumer mortgage loan origination via the Internet.

BACKGROUND

         StarNet (formerly known as Sarkis Capital, Inc.("Sarkis")) was incorporated in March 1987, in Delaware. On May 13, 1999, Sarkis entered into an exchange agreement with LoanNet, Inc., a Texas corporation ("LoanNet") and the shareholders of LoanNet, whereby Sarkis agreed to acquire LoanNet, and its subsidiary, The GM Group, Inc., a Texas corporation (sometimes referred to herein as "GM") from the LoanNet shareholders in exchange for shares of Sarkis common stock (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Sarkis issued 9,000,000 shares of its common stock in exchange for all of the outstanding shares of LoanNet. The closing of the Exchange Agreement took place on May 28, 1999. As part of the reorganization, Sarkis changed its name to "StarNet Financial, Inc." in June 1999. The transaction was accounted for as a reverse merger.

         StarNet's principal executive office is located at 17000 Preston Road, Suite 350, Dallas, Texas 75248 and its telephone number is (972) 239-2939.

                    STARNET FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

ASSETS

Current Assets:
         Cash                                                 50,309
         Accounts receivable                                  80,129
         Inventory - mortgages receivable                  4,942,098
         Employee/stockholder receivable                      83,134
         Direct loan costs capitalized                       208,500
                                                          ----------

                  Total Current Assets                     5,364,170
                                                          ----------

Property, plant and equipment, net                           160,480
                                                          ----------

Other assets:
         Investment property                                 547,000
         Other assets                                         81,290
         Goodwill                                             43,552
         Deposits                                             18,973
                                                          ----------

                  Total Other Assets                         690,815
                                                          ----------

TOTAL ASSETS                                               6,215,465
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                    535,573
         Notes payable                                     5,394,018
                                                          ----------

                  Total Current Liabilities                5,929,591
                                                          ----------

Stockholders' Equity:
         Common stock, authorized 20,000,000
            shares; issued and outstanding 10,800,000
            shares; $0.01 par value                          108,000
         Preferred stock, authorized 1,000,000 shares;
            issued and outstanding, none                           0
         Additional paid-in capital                          497,073
         Retained earnings (deficit)                        (319,199)
                                                          ----------

                  Total Stockholders' Equity                 285,874
                                                          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           6,215,465
                                                          ==========

                    STARNET FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)



                                                     Sarkis Capital                 StarNet Financial
                                                     --------------                 -----------------
                                                     June 30, 1998                  June 30, 1999
                                                     -------------                  -------------

Income                                               $        0                       $397,254
Expenses:
         Depreciation & amortization                          0                          5,282
         Investment property expenses                         0                          3,249
         Advertising                                          0                            534
         Office supplies                                      0                          9,888
         Bank service charges                                 0                          1,534
         Consulting fees                                      0                         24,000
         Contract services                                    0                          3,144
         Appraisals and inspections                           0                         10,245
         Dues, fees & subscriptions                           0                         28,523
         Credit reports                                       0                         17,437
         Flood certifications                                 0                          3,359
         Verifications                                        0                            337
         Equipment leases                                     0                          7,989
         Insurance                                            0                         17,346
         Telephone & pagers                                   0                          8,245
         Postage & delivery                                   0                          6,983
         Legal & professional                                59                         18,749
         Recording & storage fees                             0                            906
         Miscellaneous                                        0                          9,493
         Rent                                                 0                         16,225
         Repairs & maintenance                                0                          6,176
         Utilities                                            0                          1,245
         Service contracts                                    0                          2,446
         Travel & entertainment                               0                         23,312
         Salaries & benefits                                  0                        404,955
                                                     ---------------------------------------------------------

         Total operating expenses                             0                        631,602
                                                     ---------------------------------------------------------
         Income (loss) from operations                        0                       (234,348)

         Interest expense                                     0                         37,340
         Income (loss) before taxes                           0                       (271,689)
         Taxes                                                0                          2,259
                                                     ---------------------------------------------------------
         Net Income (loss)                           $      (59)                      (273,947)
                                                     =========================================================

                     STARNET FINANCIAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - ORGANIZATION

StarNet Financial, Inc. ("StarNet") and its subsidiaries (collectively, with StarNet, the "Company") began operations as a new mortgage company on February 2, 1999. The Company's strategy from the outset was to create a net branching operation. It is the belief of Management that net profits from this business plan will not be realized for at least the first two quarters of operation due to the timing of obtaining licensing and approvals, opening regional and net branch offices, and increasing the sales and marketing activities. This business plan, however, did not include any acquisitions or mergers that resulted in an immediate volume of revenue. On April 30, 1999, Management altered the strategy and acquired The GM Group, Inc. ("GM") which brought with it an active pipeline of mortgage loans and all associated revenues. Therefore all revenues in the current fiscal period are the direct result of the purchase of GM and its continuing operations. GM retained 100% of its own pipeline of business, as well as all of its employees, and continued to operate as a wholly owned subsidiary of StarNet.

On May 12, 1999, StarNet was acquired by a public shell company, Sarkis Capital, Inc. ("Sarkis"). This transaction has been accounted for as a reverse acquisition, in which StarNet is the acquirer for accounting purposes. Accordingly, the accompanying financial statements are those of StarNet since April 1, 1999. Before such date, Sarkis had no operations.

The following chart sets forth the corporate structure of the Company and its 100% owned subsidiaries and divisions at June 30, 1999:


[GRAPHIC OMITTED]

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of StarNet Financial, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition - Revenues are recognized when services are performed and are recorded as charges disclosed to customers per all related FNMA, HUD/FHA, and RESPA rules and regulations.

Prepaid Expenses - Prepaid expenses represent advance payments made or liabilities incurred on various contracts and agreements with initial terms of one year or less. The carrying amount of prepaid expenses is determined by comparing the remaining period of the agreement to its initial cost.

Warehouse Loans Receivable - At the end of each fiscal quarter, warehouse receivables represent those loans that had been previously funded through the warehouse line, but had not yet been paid off by the investor, less all accrued interest.

Property, Equipment and Leasehold Improvements - Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 10 years.

Goodwill - The net excesses of the aggregate purchase prices over the fair market values of net assets resulting from the Sarkis/StarNet and StarNet/GM acquisitions is included in the accompanying balance sheet as goodwill, and is amortized over a twenty-year period using the straight-line method. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or impair the recoverability of the carrying value of the goodwill. If such circumstances arise, the Company records an impairment loss as the difference between the estimate of the related after-tax income contribution, on a discounted basis, and the carrying value of the goodwill. Any impairment loss would be reported as a component of income from continuing operations before tax.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes.

Use of Estimates and Assumptions - Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may vary from the estimates that were used.

Loans in Process - The Company capitalizes certain expenditures (processing fees, underwriting fees, flood certifications, etc.) on all loans in the pipeline that have been reviewed, received loan commitment, and placed into processing.

Warehouse Loans Payable - At the end of each fiscal quarter, warehouse payables represent those loans that had been previously funded through the warehouse line, but had not yet been paid off by the investor, plus all accrued interest.

3 - LEASES

The Company leases two office spaces and has no leased equipment. Total combined rent expense during the period ended June 30, 1999, for all operating leases was $22,069.16.

4 - ACQUISITIONS

On June 30, 1999, the Company purchased 100% of GM's common stock. The acquisition resulted in an immediate inflow of revenues from operations. GM operates solely as a subsidiary to StarNet, operating with its own budget and officers.

5 - RELATED PARTY TRANSACTIONS

At the time of the purchase of GM there was also an associated consulting agreement for the management of the pipeline between GM and SW Pelco ("Pelco"), a company owned by an employee of the Company. Per the agreement, Pelco is responsible for maintaining the balance of the pipeline, but has no role in day to day operations in the Company, and in return receives $8,000 per month for such services. The acquisition also resulted in past due debts of GM being paid off which had both late charges and accrued interest associated with them.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


PLAN OF OPERATION

1. THE COMPANY

         StarNet Financial, Inc. is a full service mortgage banker comprised of five distinct operating divisions or subsidiaries involved in mortgage loan origination:

         (a) StarNet Retail (d/b/a The GM Group, Inc.). A wholly owned subsidiary that functions as the mortgage banker for the entire Company. GM also participates in exclusive homebuilder programs as well as originating through realtors, brokers, etc.

         (b) StarNet Mortgage. A wholly owned subsidiary which has a network of branches throughout the country that originate mortgage loans while actually operating as employees of the Company.

         (c) StarNet TRAkkER. A wholly owned subsidiary of the Company which conducts sub-prime loan originating and underwriting via a proprietary software and database system.

         (d) StarNet Funding. A division of the Company which has wholesale operations via a nationwide network of mortgage brokers.

         (e) StarNet Loans.com. A division of the Company which conducts direct consumer mortgage loan origination via the Internet.

         Secondary marketing, corporate and personnel administration, accounting and certain technical functions operate on a corporate level and provide support to each of the Company's operating divisions.

2. PLAN FOR EXPANSION

         A.       StarNet Retail

         As of June 30, 1999, GM (d/b/a StarNet Retail) is the only division of the company producing revenues. GM is party to two separate joint venture agreements with Dallas, Texas, homebuilders.

                  1. Kimball Hill Homes ("KHH") - Based out of Chicago, Illinois, and a nationwide builder for 30 years, KHH is relatively new to the Dallas area. KHH sells roughly 250 homes per year in the Dallas area, of which GM retains 95% of the related mortgages. the profit sharing agreement splits all of the "pricing income" (i.e. origination, rate premium and/or discount, and service release premium) 51% to 49% in favor of GM less any loan officer commissions. As of June 30, 1999, the per loan amounts due to KHH was $860, or 0.66% of the funded amounts. Total amounts collected per loan before the splits were $2,165, or 1.59%, of the funded amounts. There were also fees collected in the amount of $862.50 per loan that are not shared in the joint venture agreement but rather go entirely to GM. The joint venture is payable quarterly on a calendar year.

                  2. Woodhaven Homes ("WH") - WH is located entirely in the Dallas area. WH sells roughly 500 homes per year, of which GM retains 65% of the related mortgages. the profit sharing agreement splits all of the "pricing income" (i.e. origination, rate premium and/or discount, and service release premium) 51% to 49% in favor of WH less any loan officer commissions. As of June 30, 1999, the per loan amounts due to WH was $865, or 0.74% of the funded amounts. Total amounts collected per loan before the splits were $2,145, or 1.83% of the funded amounts. There were also fees collected in the amount of $862.50 that are not shared in the joint venture agreement but rather go entirely to GM. the joint venture is payable quarterly on the calendar year.

         Retail Loan Officers - GM employs 8 retail loan officers who all originate their own leads and pipelines and are paid full commission on each loan they close. Full commission is 50% of the pricing income (i.e., origination, rate premium and/or discount, and service release premium). As of June 30, 1999, retail loan officers collected on average 2.25%, or $2,135 per loan.

Plans on expanding the GM division include the following:

                  a. Pursuing similar joint ventures with other homebuilders.

                  b. Pursuing KHH in other areas of operation in Texas (Austin, Houston, McAllen, and El Paso).

                  c. Capturing a higher percentage of WH volume by expanding the product base to create more options for their more specific buyers.

                  d. Recruiting more retail loan officers that are proven in the industry and have active transferrable pipelines.

         B.       StarNet Mortgage

         StarNet Mortgage had no operating income as of June 30, 1999. However, expenses were incurred due to efforts to start up the subsidiary.

         Each state has its own licensure criteria and/or requirements that must be satisfied before mortgage companies can originate loans within the respective state. At the present time, StarNet is licensed or has applications filled and pending in the following twenty-four (24) states:

(1)      Arkansas                                    (13)     Ohio
(2)      Arizona                                     (14)     Oklahoma
(3)      California                                  (15)     Oregon
(4)      Colorado                                    (16)     Pennsylvania
(5)      Florida                                     (17)     South Carolina
(6)      Georgia                                     (18)     Utah
(7)      Indiana                                     (19)     Texas
(8)      Kansas                                      (20)     Montana
(9)      Michigan                                    (21)     Minnesota
(10)     Nevada                                      (22)     Washington
(11)     New Mexico                                  (23)     Wisconsin
(12)     North Carolina                              (24)     Wyoming

         StarNet will continue to pursue licensing in other states as part of its defined growth strategy to: (a) identify and prioritize desired markets based upon projected activity and unique influences; (b) schedule recruitment and screening efforts to coincide with the above; and (c) support entry into new markets with carefully-timed and properly-targeted Company marketing efforts. The Company anticipates being approved and licensed in virtually every state across the country by the end of next year.

Unlike traditional retail office operations where expansion into a new market by the Company requires (a) finding, leasing and furnishing an office; (b) recruiting and hiring originators and support personnel; and (c) implementing start-up marketing programs, the net branch approach places the burden of overhead on the branch rather than the Company. This enables the Company to grow at an accelerated rate without a proportionate increase in operating expenses.

The net branch program will offer a comprehensive package of benefits, products, and services including:

         (a)      Affiliation with a national corporate identity.
         (b) Full lender status as a mortgage banker and exemption from certain regulatory licensing, fee disclosure and net worth requirements.
         (c)      Access to a comprehensive and competitive product line.
         (d)      FHA and VA direct endorsement underwriting.
         (e)      Sub-prime underwriting via proprietary TRAkkER system.
         (f) Improved processing efficiency via Internet-based automation systems.
         (g)      Established investor relationships.
         (h)      Marketing programs and assistance.
         (i)      Staff training.
         (j)      Production and recruitment incentives.
         (k)      Accounting, bookkeeping and payroll services.
         (l) Group benefits and health insurance because of employee status.
         (m)      Participation in Company stock option plan to be established.

         Company net branches will cover their own overhead expenses, maintain their own profit-and-loss statements, and retain branch profits after expenses. StarNet Mortgage will receive certain processing and document preparation fees on a "per loan" basis from the branch to cover its own net branch servicing expenses, while branch loan origination will contribute to Company production, volume, growth, and profitability.

         Geographical market coverage by Company net branch offices is expected to coincide with StarNet's defined expansion/state licensing timetable. Qualification criteria and hiring standards for prospective net branch representatives have been established by management, adherence to which is closely monitored by an executive oversight committee.

         While StarNet Mortgage recognizes its ultimate market to be mortgage consumers across the country, it also realizes that its primary avenue to these consumers is through its net branch originators. Accordingly, the initial marketing efforts presently underway are targeted at prospective Company originators already established and successful in their respective markets. Individuals and/or groups fitting this prospect profile include experienced mortgage brokers and loan officers/originators with other mortgage companies or financial institutions. Various means and media are being utilized by management to reach these target markets including trade publications, direct mail and trade show participation.

         C.       StarNet TRAkkER (Sub-Prime Underwriting)

         The rights to this software/database system were acquired by the Company through the formation of a strategic alliance with TRAkkER Corporation, the system's creator.

         StarNet TRAkkER operations are based in Charlotte, North Carolina, and instant access and availability to the system and database will be maintained in every Company corporate and branch location across the country. The TRAkkER database is updated monthly to incorporate new loan programs, requirements, restrictions and/or rate adjustments.

         D.       StarNet Funding

         StarNet Funding management has had working relationships with a network of over 3,000 mortgage brokers across the country. Over 1,700 of these brokers presently operate within StarNet's geographic marketplace.

         Management anticipates wholesale production over the next twelve months to exceed $100 million, and continue to grow at an accelerated rate as the Company commences activity in other states.

         E.       StarNet Loans.com

         The StarNet Loans.com systems presently under development by the Company and its technical advisors will be a complete mortgage origination portal.

         StarNet intends to continue to streamline and refine its online origination and processing procedures, enabling borrowers as well as the Company to more directly benefit from the cost, speed and convenience efficiencies made possible by improved techniques and technologies.

         Company management recognizes that successful online origination requires a comprehensive web marketing plan designed to attract attention, generate traffic and ultimately reach prospective borrowers. As part of that plan, the Company is presently negotiating a strategic alliance with a major Internet service provider in order to enhance its visibility and exposure in this arena.

RESULTS OF OPERATIONS

         Because StarNet is considered the accounting acquirer in the reverse acquisition of Sarkis, there are no operations to be reported for the three months ended June 30, 1999. As explained in the Plan of Operations above, part of the Company's operations were in the start-up phase during the three months ended June 30, 1999, resulting in a net loss of $273,947, compared to a net loss of $59 during the three months ended June 30, 1998. However, GM did produce revenues of $397,254 for the period ended June 30, 1999. Salaries and benefits for the period amounted to $404,955 for the same period. No other individual expense category amounted to more than $29,000 for the same period. Because Sarkis was a public shell company prior to the acquisition, there were no operations for the three months ended June 30, 1998, other than the net loss of $59, to be compared to the three months ended June 30, 1999.

                            STARNET FINANCIAL, INC.

                          PART II --OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT  NO.

         2.1 Exchange Agreement between Sarkis Capital, Inc., LoanNet, Inc., the shareholders of LoanNet, Inc., Sarkis J. Kechejian, Oslin Nation Trust, Rea Capital Corporation and The GM Group, Inc. (Filed as an exhibit to the Registrant's Form 8-K filed June 8, 1999, and incorporated herein by reference.)

         27.1     Financial Data Schedule (Filed herewith.)

(b) Reports on Form 8-K

         On June 8, 1999, the Company filed a Current Report on Form 8-K to report the execution of a share exchange agreement with LoanNet, Inc., a Texas corporation.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               STARNET FINANCIAL, INC.

Date: August 30, 1999                          By: /s/ Daniel L. Jackson
                                                  ------------------------------
                                                  President
                                                  (Principal Executive Officer)


                                               By: /s/ Brandon Kovach
                                                  ------------------------------
                                                  Vice President - Accounting
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
No.                     Description
-----                   -----------
 27               Financial Data Schedule