Form 10QSB
period 1999-09-30
STARNET FINANCIAL INC
filed 1999-11-19
CIK 813567

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1999

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

       Sarkis Capital, Inc., 421 East Airport Freeway, Irving, Texas 75062
       -------------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 15, 1999 was 14,876,473.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                                    X  Yes      No
                                                   ---      ---

                       STARNET FINANCIAL, INC. FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

General Information...............................................................................      1

Risk Factors......................................................................................      3

Consolidated Balance Sheet........................................................................      7

Consolidated Statement of Operations..............................................................      8

Consolidated Statement of Stockholders' Equity....................................................      9

Consolidated Statement of Cash Flows..............................................................     10

Notes to the Consolidated Financial Statements....................................................     11

Item 2 -- Management's Discussion and Analysis of Financial Condition and
      Plan of Operations..........................................................................     15

PART II -- OTHER INFORMATIOn

Item 1 -- Legal Proceedings.......................................................................     17

Item 2 -- Changes in Securities and Use of Proceeds...............................................     17

Item 3 -- Defaults Upon Senior Securities.........................................................     17

Item 4 -- Submission of Matters to a Vote of Security Holders.....................................     17

Item 5 -- Other Information.......................................................................     17

Item 6 -- Exhibits and Reports on Form 8-K........................................................     17

Signature.........................................................................................     18

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

     o    originates sub-prime mortgage loans; and

     o    conducts direct consumer mortgage loan origination over the Internet.

Investors purchase conforming loans (generally those borrowers with perfect or good credit) and non-conforming loans (generally below average and delinquent credit) that have been originated or purchased by StarNet. StarNet pools and sells these loans to institutional investors. StarNet also sells individual loans to such investors. StarNet is currently exempt from licensing or licensed to originate, purchase closed loans, underwrite, and fund or sell residential mortgage loans in 25 states.

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

     o StarNet TRAkkER, Inc. The Company intends for this subsidiary to originate sub-prime mortgage loans.

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

RISK FACTORS

The Company has only recently begun operations and is presently incurring losses.

     Typical of a development-stage company, the Company's ability to generate revenue is subject to substantial uncertainty and risk. In addition, the Company anticipates that its operating expenses will increase substantially in the foreseeable future as it opens additional regional and net branch offices and increases its sales and marketing activities. Accordingly, the Company expects to incur losses at least through the first three quarters of fiscal year 2000 and may continue to incur losses for some time thereafter. There can be no assurance that the Company will be able to achieve or sustain operating profitability. The success of the Company may ultimately depend on management's ability to react expeditiously to exigencies that have not been taken into account in the Company's business plan.

The results of the Company's operations will be affected by various factors and subject to certain risks inherent in mortgage lending, many of which are beyond the control of the Company, including general economic conditions and interest rate levels.

     The Company's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Further, delinquencies, foreclosures, and losses generally increase during economic slowdowns or recessions.

     Any sustained period of such increased delinquencies, foreclosures or losses could adversely affect the pricing of the Company's loan sales. While the Company believes the underwriting criteria and collection methods it utilizes enable it to mitigate the higher risks, no assurance can be given that such criteria or methods will afford adequate protection against such risk.

     Fluctuations in interest rates and increases and decreases of the prime rate may directly impact the mortgage market and the ability of the Company to attract "A" or "B/C" or other classes of mortgage loans. If interest rates should rise, the number of applications for new mortgages may decrease. The "A" mortgage market is primarily composed of borrowers who are interest-rate-driven or for purchasing homes; that is, "A" mortgage borrowers refinance current mortgages for ones with lower interest rates and otherwise more favorable terms. As interest rates increase, such refinancing and purchase activities diminish and the number of loan applications in the "A" market decrease. The "B/C" market is primarily comprised of borrowers who are payment-driven with a use of the mortgage loan as a source of equity. Often a goal of the "B/C" borrower is to leverage available equity for immediate use, and despite increases in interest rates, the "B/C" borrower focuses primarily on the amount of the monthly payment. Thus, the decrease in loan applications in the

"B/C" market which may occur when interest rates increase, is typically not as significant as in the "A" mortgage market. However, since the Company intends to originate in the "A" mortgage market, there can be no assurance that in the event that interest rates rise, that such a rise will not have a negative impact on the Company's financial position by causing fewer "A" mortgages to be processed by the Company.

Mortgage lending is a highly competitive business, and the Company's results will be dependent upon the success of its marketing efforts and its ability to attract and retain key personnel.

     As a marketer of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions, and finance companies. Many of these competitors are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, and interest rates. Furthermore, the Company depends largely on real estate brokers, homebuilders, visitors to its Internet website, independent mortgage brokers, financial institutions and other mortgage bankers for its originations and purchases of new loans. The Company's competitors also use the Internet to obtain originations and purchases of new loans and also seek to establish relationships with the Company's independent mortgage brokers, financial institutions, and other mortgage bankers, none of whom is obligated by contract or otherwise to continue to do business with the Company. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising interest rates, competitors which have "locked-in" low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit the Company's customers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

     The Company's success also depends in large part on the efforts and abilities of its senior management, including Daniel L. Jackson, Chief Executive Officer, Kenneth F. Urbanus, Chief Operating Officer and President, Michael J. Gulinson, Chief Financial Officer, Edward P. Dayton, Executive Vice President, Tom Deutsch, Executive Vice President, and Jennifer Salsbury, Executive Vice President. The loss of one or more of these individuals could adversely affect the Company's business.

     The Company also believes that its future success depends in part on its ability to continue to attract and retain highly skilled employees. The Company may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future. The Company's future success depends on its continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel.

The substantial growth projected by the Company, if achieved, must be efficiently and effectively managed.

     The Company's growth has placed, and will likely continue to place, a significant strain on its managerial, operational and financial resources. The Company needs to:

     o Improve its financial and management controls, reporting systems and procedures

     o Expand, train and manage its work force for marketing, sales and support and website development and design

     o Manage multiple relationships with various customers and other third parties

The loss of key purchasers of the Company's loans or a reduction in prices paid could adversely affect its financial condition.

     The Company sells substantially all of the mortgages it originates to institutional buyers. Generally, the Company sells the servicing rights to its loans at the time it sell those loans. In the first six months of 1999, 100% of the loans the Company sold were sold to three financial institutions, all of which compete with the Company directly for retail originations. If these financial institutions or any other significant purchaser of the Company's loans cease to buy its loans or servicing rights and equivalent purchasers cannot be found on a timely basis, then the Company's business and results of operations could be materially adversely affected. The Company's results of operations could also be affected if these financial institutions or other purchasers lower the price they pay to the Company or adversely change the material terms of their loan purchases from the Company.

     The prices at which the Company sells its loans vary over time. A number of factors determines the price the Company receives for its loans. These factors include:

     o the number of institutions that are willing to buy the Company's loans;

     o    the amount of comparable loans available for sale;

     o    the levels of prepayments of, or defaults on, loans;

     o    the types and volume of loans the Company sells;

     o    the level and volatility of interest rates; and

     o    the quality of the Company's loans.

The prices at which the Company can sell its mortgage servicing rights vary over time and may be materially adversely affected by a number of factors, including the general supply of and demand for mortgage servicing rights and changes in interest rates. Servicing rights for a particular loan category that was originated at higher interest rates tend to have a lower value than those originated with comparatively lower interest rates due to the greater likelihood that loans with higher interest rates will be prepaid more quickly.

Because the Company's ability to fund mortgage loans depends on the availability of financing sources, its revenues and business would be negatively affected if its current financing sources were canceled or not renewed.

     The Company's ability to make mortgage loans depends largely on its ability to secure financing on acceptable terms. Currently, the Company funds substantially all of its loans through its warehouse facility and under loan purchase and sale agreements with three commercial banks. Each of these financing arrangements provides for termination upon 30 day notice. The Company's financing facilities require it to observe financial and other covenants. If the Company is not able to renew any of these financing arrangements or arrange for new financing on terms acceptable to it, or if it defaults on its covenants and is unable to access funds under any of these arrangements, then it will have to reduce its mortgage originations, which would reduce its revenues.

Mortgage lending is a regulated industry at the federal level and in many states. The Company must become compliant and maintain our compliance with federal and state laws and regulations.

     The United States Congress and other governmental officials have occasionally suggested the elimination of the home mortgage interest deduction for federal income tax purposes, either in part or entirely, based on borrower income levels, type of loan or principal amount of loan. The competitive advantages of tax-deductible interest, when compared with other sources of financing, could be eliminated or seriously impaired by such government action.

     The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company is subject to the rules and regulations of, and examinations by, the United States Department of Housing and Urban Development ("HUD") and state regulatory authorities with respect to originating, processing, underwriting and selling loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applications, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

     Although the Company believes that it has the necessary systems and procedures to facilitate compliance with these requirements and believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance more difficult or expensive.

     The Company also intends to provide residential mortgage lending services to customers located throughout the United States through its website. As a result, it may be required to qualify to do business or be subject to tax or other laws and regulations in these jurisdictions even if it does not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, and the Company could find that it is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect its business, financial condition and results of operations.

The Company must remain current with rapidly changing technologies.

     The Company will need to continually expand and upgrade its infrastructure and systems in order to ensure high levels of service and reliability. Its current and planned personnel, financial and operating procedures and controls may not be adequate to support its future operations.

                             STARNET FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

ASSETS

Cash                                                  1,686,247
Mortgage Loans Held for Sale                          5,679,149
Accounts Receivable                                   1,345,670

Property, plant and equipment, Net                      161,340
Investment property                                     300,000
Goodwill, Net                                           535,106
Organization Costs, Net                                 196,555

     Total Assets                                     9,914,067
                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Advances under Warehouse Lines of Credit              5,679,149
Accounts payable                                        669,538
Accrued Expenses                                        416,513
Funds Held on Account for Others                        103,825

     Total Liabilities                                6,869,025
                                                      ---------
Stockholders' Equity:

Preferred stock, Authorized 1,000,000 Shares;
     Issued and Outstanding, None                          --
Common stock, Authorized 20,000,000 Shares;
     Issued and Outstanding 14,626,473 Shares;
     par value, $0.01                                   146,265
Additional paid-in capital                            4,121,281
Subscription Receivable on Common Shares               (186,000)
Retained earnings                                    (1,036,505)

         Total Stockholders' Equity                   3,045,042
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            9,914,067
                                                      =========

          See accompanying Notes to Consolidated Financial Statements.

                             STARNET FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                           Three Months Ended      Six Months Ended
                                             June 30, 1999        September 30, 1999
                                           ------------------     ------------------
Gross Revenue                                    397,254               958,305

Expenses:

         Salaries and Benefits                   404,955             1,193,220
         Travel & Entertainment                   23,312                56,349
         Office Occupancy Expenses                59,197               208,895
         Advertising, Dues & Business
            Promotion                             29,057                45,386
         Loan Processing Expenses                 32,284               117,796
         Consulting & Contract Services           27,144               120,533
         Legal & Professional Services            18,749                20,831
         Insurance                                17,346                19,710
         Investment Property Expenses              3,249                 4,558
         Interest                                 37,340                57,960
         Depreciation & Amortization               5,282                52,672
         Other Expenses                           11,027                51,647

                  Total expenses                 668,942             1,949,557

Net Income from operations                      (271,688)             (991,252)

Provision for Income Taxes                         2,259                  --

Net Income                                      (273,947)             (991,252)


Net Income Per Share
         Basic                                     (0.04)                (0.10)
         Diluted                                   (0.04)                (0.10)

Weighted Average Common Shares
   Outstanding
         Basic                                 7,397,802             9,503,980
         Diluted                               7,397,802             9,503,980


          See accompanying Notes to Consolidated Financial Statements.

                             STARNET FINANCIAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                 Additional         Retained       Subscription
                                             Common Stock      Paid In Capital      Earnings       Receivable (1)       Total

 Balance at March 31, 1999                       1,238             219,762            (45,252)                          175,748

 Shares Issued in Connection
    with Section 506 Registration                1,858             328,142                                              330,000

 Shares of Sarkis Capital, Inc. issued
     prior to merger                             3,000              51,000                                               54,000

 Effect of Acquisition/Reverse Merger
    with Sarkis Capital, Inc.                  101,904            (101,831)                                                  73

 Net Income                                                                          (273,947)                         (273,947)

 Balance at June 30, 1999                      108,000             497,073           (319,199)            --            285,874

 Shares Issued in Connection with
    Private Placement Memorandum                36,265           3,590,208                            (186,000)       3,440,473

 Warrants Exercised                              2,000              34,000                                               36,000

 Net Income                                                                          (717,306)                         (717,306)

 Balance at September 30, 1999                 146,265           4,121,281         (1,036,505)        (186,000)       3,045,042


(1) Balance of Subscription not received as of November 10, 1999. A receivable of $1,206,818 has been recorded on balances received between October 1 and November 10


          See accompanying Notes to Consolidated Financial Statements.

                             STARNET FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                    Three Months        Six Months
                                                                        Ended              Ended
                                                                    June 30, 1999    September 30, 1999
                                                                    -------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                             (273,947)           (991,252)
Adjustments to reconcile net income to net cash
  used in operating activities:

Depreciation and Amortization                                             5,282              52,672
Mortgage Loans Issued                                                (8,305,918)        (12,132,684)
Proceeds from Mortgage Loans Sold                                     3,377,967          11,409,780
Decrease (Increase) is Accounts Receivable & Similar
   Operating Assets                                                     (40,084)            265,196
Increase (Decrease) in Accounts Payable & Similar Operating
   Liabilities                                                           84,213             286,596

Net Cash from Operating Activities                                   (5,152,487)         (1,109,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (Increase) in Property & Equipment                             (57,191)            (76,186)
Acquisition of Businesses, Net of Cash Acquired                        (216,154)           (444,199)

Net Cash from Investing Activities                                     (273,345)           (520,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances under Warehouse Lines of Credit                              8,305,918          12,132,684
Repayment of Warehouse Lines of Credit                               (3,363,820)        (11,395,633)
Decrease (Increase) in Organizational Costs                               3,000            (211,424)
Proceeds of Stock Issuance                                              384,073           2,653,728

Net Cash from Financing Activities                                    5,329,171           3,179,355

Net Change in Cash                                                      (96,661)          1,549,277
Cash Beginning of Period                                                146,970             146,970
Cash End of Period                                                       50,309           1,696,247


          See accompanying Notes to Consolidated Financial Statements.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The financial statements included herein have been prepared by StarNet Financial, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These interim financial statements have been prepared on the same basis as the annual financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Certain amounts in the June 30, 1999 financial statements have been reclassified to conform to the September 30, 1999 presentation. In the opinion of management of the Company, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and its results of operations and its cash flows for the three months and six months ended September 30, 1999. As neither Sarkis nor LoanNet had operations of any significance prior to April 1, 1999, the financial statements presented are those of StarNet Financial, Inc. for the three months and six months ended September 30, 1999 without comparative information from prior periods.

2.       Organization

         The accompanying financial statements present the financial position, results of operations and cash flows for StarNet Financial, Inc. and its wholly owned subsidiaries, The GM Group, Inc. ("GM") and StarNet Mortgage, Inc. ("StarNet Mortgage"). GM was acquired in April 1999 from the previous owners for cash and a note payable in a transaction accounted for as a purchase. StarNet Mortgage was incorporated by the Company in June 1999.

3.       Summary of  Significant Accounting Policies

         Principles of Consolidation - The consolidated financial statements include the accounts of StarNet Financial, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         Revenue Recognition - Revenues are recognized when services are performed and are recorded at amounts disclosed to customers per all related FNMA, HUD/FHA and RESPA rules and regulations.

         Mortgage Loans held for Sale - In general, when the Company accepts an application for a loan from a customer, or provides a rate lock commitment to a mortgage correspondent or broker, it simultaneously obtains a commitment to purchase the loan from a third party (permanent) investor on a "best-efforts" basis (in some cases subject to certain mandatory minimum delivery amounts). Funded loans in the process of being delivered to subsequent investors are carried at the lower of cost or market value.

         Property and Equipment - Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the term of the lease.

         Goodwill - The net excess of aggregate purchase price paid over the fair value of net assets acquired is included in the accompanying balance sheet as goodwill, and is amortized over a twenty year period using the straight-line method. The values of certain assets acquired in connection with the acquisition of GM have been estimated in the accompanying financial statements, but are subject to revision as the results of appraisals and similar valuation techniques are obtained. The Company will periodically evaluate whether changes have occurred that could require revision of the estimated useful life of the goodwill or impair the recoverability of its carrying value. If such circumstances arise, the Company will record an impairment loss.

         Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the "liability method." As the Company has not yet earned profits, a valuation allowance has been established in the amount of any net deferred tax assets.

         Advances under Warehouse Lines of Credit - The Company finances its Mortgage Loans Held for Sale through warehouse loan advances in accordance with agreements with various commercial banks. (See Note 5.) These advances are repaid upon receipt of loan sale proceeds from permanent investors.

         Net Income (Loss) per Share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, to the extent such common equivalent shares are dilutive. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and warrants.

4.       Leases

         The Company leases three office spaces and certain equipment. Future payments due under noncancelable leases are as follows:

               1999              $  60,723
               2000              $ 191,617
               2001              $  67,982
               2002 & After      $  16,795

5.       Warehouse Lines of Credit

         The Company has lines of credit available to fund its Mortgage Loans Held for Sale from three commercial banks totaling $11,000,000. At September 30, 1999, the Company had drawn $5,679,149 against these lines of credit. The interest rate charged is prime plus 2. The agreements governing these lines of credit provide for termination upon thirty days notice.

6.       Acquisitions

         As discussed in Note 2 and Note 3 (Goodwill) above, the Company acquired GM in April 1999. GM is an FHA-approved mortgagee and produces loans through retail loan officers in the Dallas/Fort Worth metropolitan area. In addition, GM is party to two separate joint venture arrangements with homebuilders in Dallas.

         In September, 1999, the Company acquired certain assets of a wholesale branch loan origination office in Houston, Texas. The effects of this acquisition in the September 1999 financial statements are immaterial.

7.       Capital Stock Transactions

         In April, 1999, the Company issued 330,000 shares in connection with a private placement under Regulation D of the SEC rules and regulations.

         As more fully described in the introductory material, LoanNet, Inc. ("LoanNet"), the predecessor to the Company, entered into a reverse acquisition in which LoanNet shares were exchanged for shares of Sarkis Capital, Inc. The name of the resulting entity was changed to StarNet Financial, Inc. In connection with this transaction, warrants for a total of 200,000 shares were also issued. The warrants were exchanged for shares during the period reported.

         Commencing in June 1999 and ending in September 1999, the Company issued 3,626,473 shares in a private placement under Regulation D of the SEC rules and regulations.

8.       Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              Three Months Ended
                                                 June 30, 1999
                             Income                 Shares               Per Share
Net Income                   (273,947)

Net Income
Available to
Common
Stockholders                 (273,947)            7,397,802                (.04)

Effect of Dilutive
Securities                       --                    --

Net Income
Available to
Common
Stockholders plus
Assumed
Conversions                  (273,947)            7,397,802                (.04)

         As of June 30, 1999, warrants to purchase 200,000 shares of common stock had been issued and were outstanding. Such warrants were not included in the computation of diluted earnings per share because the warrants had an anti-dilutive effect on earnings per share.

                                               Six Months Ended
                                                 Sep 30, 1999
                             Income                 Shares               Per Share
Net Income                   (991,252)

Net Income
Available to
Common
Stockholders                 (991,252)            9,503,980                (.10)

Effect of Dilutive
Securities                       --                    --

Net Income
Available to
Common
Stockholders plus
Assumed
Conversions                  (991,252)            9,503,980                (.10)

         Warrants issued May 14 were exercised on September 30. The warrants were not included in the computation of diluted earnings per share because the warrants had an anti-dilutive effect on earnings per share. As of September 30, no dilutive securities were outstanding.

9.       Related Party Transactions

         A stockholder of the Company wholly owns a firm which provides consulting services to the Company. The firm advises management concerning strategic planning, acquisitions, and raising of capital pursuant to a contract effective May 1, 1999. The contract is for one year but may be terminated by either party or extended and renewed for subsequent one year periods by mutual consent. It provides for monthly payments of $14,000.

10.      Use of Estimates and Assumptions

         Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may vary from the estimates that were used.

11.      Recent Developments

         In October 1999, the Company acquired all of the outstanding shares of Residential Lenders, Inc., a retail loan origination operation located in Orlando, Florida, for cash, shares of the Company, and a promissory note.

         Also in October 1999, the Company acquired substantially all of the assets and operations of Occidental Mortgage Corporation, a retail and wholesale loan origination operation located in Irvine, California, for a promissory note, options to purchase Company stock at substantially the same terms as the recently concluded private placement, and consideration contingent upon the volume of loans funded from October 1999 through January 2000.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Certain matters discussed in the Plan of Operation are "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future operating performance, financial plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Stockholders, potential investors and other readers are urged to consider the risk factors enumerated above and are cautioned not to place undo reliance on any such forward-looking statements contained herein.

PLAN OF OPERATION

         StarNet Financial, Inc. (the "Company") is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single-family residences through traditional channels of distribution and over the Internet.

         LoanNet, Inc., the predecessor to the Company, was incorporated in February 1999. In May 1999, it became a public company through a merger with Sarkis Capital, Inc. Subsequent to that merger, approximately $3.6 million in capital was raised through a private placement offering.

         It is the intent of the management of the Company to create a mortgage lending operation which is highly diversified in the following ways:

         A. Product lines. The Company offers or intends to offer conforming conventional, FHA and VA mortgages, and also "sub-prime" mortgages (generally loans to borrowers with below average or delinquent credit) and "non-conforming" mortgages (which allow for more limited documentation of borrowers' credit.)

         B. Geography. The Company has employees in California, Florida, and Texas. It presently is qualified to do business in 24 states and is licensed in seven of those states as required. The Company expects to be qualified and licensed as required in the remainder of the United States within the next 12 months.

         C. Channels of distribution. The Company is originating and/or purchasing mortgage loans by traditional retail loan officers, through broker-correspondents, through "net-branch" employees, and via the Internet.

         The history of the Company to date reflects the implementation of this strategy. The initial operations consisted of the establishment of a lending office in Dallas, Texas, which included "wholesale" and "net-branch" capability. Such operations have the ability to operate nationwide.

         The Company next acquired The GM Group, Inc. ("GM"). This operation provided retail loan origination capability, including approval as a FHA mortgagee. GM also has established relationships with large-scale homebuilders in the Dallas area.

         Within the period reflected in the accompanying financial statements, the Company has also established a wholesale loan office in Houston, Texas, staffed with personnel knowledgeable and experienced in sub-prime and nonconforming loans as well as conforming conventional, FHA and VA loans.

         Finally, the Company has been and continues to invest in the development and implementation of an Internet website to facilitate loan production and expansion of its wholesale and net-branch operations.

         Subsequent to September 30, 1999, the Company acquired Residential Lenders, Inc. ("RLI"), a Florida-based retail loan operation specializing in conforming lending. RLI has operated an Internet website for approximately three years from which it derives a substantial volume of its business. This acquisition, therefore helps the Company continue its diversification both as to geography and distribution channel.

         The Company has also acquired the assets and operations of Occidental Mortgage Corporation ("Occidental"), a California-based retail and wholesale loan operation specializing in sub-prime and non-conforming lending. Occidental also has limited capability to service loans (i.e. collect of customer payments, hold tax and insurance escrows, pay the same when due, etc.). Management believes that this acquisition serves geographic and product line diversification.

         The Company continually evaluates prospective acquisitions; however, having experienced rapid growth, it intends to focus during the near term on the further development of the infrastructure (in terms of management, systems, equipment, policies and procedures) necessary to cohesively integrate its operations and optimize their effectiveness in fulfilling the Company's strategic objectives.

         At September 30, the Company had a cash position of $1.7 million. Subsequent to the balance sheet date, the Company has collected or expects to collect an additional $1.4 million in connection with its private placement offering which concluded in September. Cash resources for subsequent operations therefore total approximately $3.1 million.

         Based on historical data, the Company has experienced average monthly negative cash flows from operational-related activities (net income adjusted for depreciation and amortization) of approximately $156,000. Accordingly, based upon historical data, the Company has sufficient cash resources for the next twelve months.

         Several factors, however, will differentiate its ongoing operations from historical results. First, historical results include higher than normal expenses associated with the recently concluded private placement, including consulting fees, advertising, business promotion, travel and entertainment. However, the infrastructure development referred to previously is expected to increase cash requirements by $25,000 to $50,000 per month and therefore will more than offset the reduction in the private placement expenses. Significantly, though, the Company believes that, after four to six months of neutral effect on its cash flow, the RLI and Occidental acquisitions will provide from $100,000 to $200,000 positive monthly cash flows.

         The Company is preliminarily planning an additional offering of common stock during the next twelve months. Additionally, the Company believes that, if required, it can obtain short-term borrowings for liquidity and working capital purposes.

         The discussion above addresses working capital requirements. In addition to working capital, the Company funds it Mortgage Loans Held for Sale through advances under warehouse lines of credit. Management believes that existing lines of credit are adequate for its funding needs and could remain in place. However, the Company expects to evaluate the advisability of consolidating the sources of its lines and to determine if more cost effective options are available.


                           PART II --OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company concluded a private placement offering under Rule 506 of Regulation D in September 1999. In conjunction with that offering, the Company issued 3,626,473 shares of its common stock, $0.01 par value (the "Common Stock"), to accredited and non-accredited investors. The offering price of the Common Stock in the private placement was $1.00 per share.

     The recipients of the above described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Registrant through a private placement memorandum.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NO

        27.1      Financial Data Schedule (Filed herewith.)

(b) Reports on Form 8-K

      On August 13 , 1999, the Company filed a Current Report on Form 8-K to report the change of the Company's name from Sarkis Capital, Inc. to StarNet Financial, Inc.

     On August 23, 1999, the Company filed an amendment to the Current Report on Form 8-K, which was filed on June 8, 1999, to report the pro forma financial information related to the share exchange agreement with LoanNet, Inc., a Texas corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                STARNET FINANCIAL, INC.

Date: November 19, 1999         By: /s/ Daniel L. Jackson
                                    --------------------------------------------
                                    Daniel L. Jackson, Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Michael J. Gulinson
                                    --------------------------------------------
                                    Michael J. Gulinson, Chief Financial Officer
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
 27.1                        Financial Data Schedule
