Form 10QSB
period 1999-12-31
STARNET FINANCIAL INC
filed 2000-02-14
CIK 813567

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 1999

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


--------------------------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at December 31, 1999 was 14,901,473.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                                       Yes   X No
                                                    ---     ---

                       STARNET FINANCIAL, INC. FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                      INDEX

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements .........................................      1

Consolidated Balance Sheet .............................................      2

Consolidated Statement of Operations ...................................      3

Consolidated Statement of Stockholders' Equity .........................      4

Consolidated Statement of Cash Flows ...................................      5

Notes to the Consolidated Financial Statements .........................      6

Item 2 -- Management's Discussion and Analysis of Financial Condition and
          Plan of Operations ...........................................     16

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk ...     22

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings ............................................     24

Item 2 -- Changes in Securities and Use of Proceeds ....................     24

Item 3 -- Defaults Upon Senior Securities ..............................     24

Item 4 -- Submission of Matters to a Vote of Security Holders ..........     24

Item 5 -- Other Information ............................................     25

Item 6 -- Exhibits and Reports on Form 8-K .............................     25

Signature ..............................................................     26

                             STARNET FINANCIAL, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             STARNET FINANCIAL, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The predecessor company to StarNet Financial, Inc. was incorporated in February 1999 as LoanNet, Inc. ("LoanNet") to engage in mortgage lending activities. In May 1999, LoanNet was acquired by Sarkis Capital, Inc. ("Sarkis"), a public reporting shell company. This transaction has been accounted for as a reverse acquisition for which LoanNet was the acquirer for accounting purposes. The name of the resulting entity was changed to StarNet Financial, Inc. As neither Sarkis nor LoanNet had operations of any significance prior to April 1, 1999, the financial statements presented are those of StarNet Financial, Inc. for the three month and nine month periods ended December 31, 1999 without comparative information from prior periods.

                             STARNET FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (UNAUDITED)

ASSETS

 Cash                                               $    951,455
 Mortgage Loans Held for Sale                         24,475,459
 Note Receivable                                         472,000
 Accounts Receivable                                     212,750

 Property and Equipment, Net                             672,000

 Covenants not to Compete                                 80,417
 Value of Internet Brand                                  47,500
 Goodwill, Net                                         1,544,250
                                                    ------------
      Total Assets                                  $ 28,455,830
                                                    ============

LIABILITIES & STOCKHOLDERS' EQUITY

 Liabilities

 Advances under Warehouse Lines of Credit           $ 24,260,650
 Accounts Payable                                        895,989
 Accrued Expenses                                        165,358
 Funds Held on Account for Others                         81,407
 Notes Payable                                           642,034
 Estimated Future Purchase Price Payable                 367,695
                                                    ------------

      Total Liabilities                             $ 26,413,134

 Stockholders' Equity

 Preferred Stock, Authorized, 1,000,000 Shares;
    Issued and Outstanding, None                              --
 Common Stock, Authorized 20,000,000 Shares;
    Issued and Outstanding, 14,901,473 Shares;
    Par Value, $.01                                 $    149,015
 Additional Paid In Capital                            4,213,850
 Subscription Receivable on Common Shares                (49,000)
 Retained Earnings                                    (2,271,169)
                                                    ------------

      Total Stockholders' Equity                       2,042,697
                                                    ------------

      Total Liabilities & Stockholders' Equity      $ 28,455,830
                                                    ============

See accompanying Notes to Consolidated Financial Statements

                             STARNET FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

                                                     Three Months          Nine Months
                                                        Ended                 Ended
                                                  December 31, 1999     December 31, 1999
                                                  -----------------     -----------------

 Gross Revenue                                    $      2,447,106      $      3,315,077

 Expenses:

 Salaries & Benefits                                     2,170,216             3,373,457
 Travel & Entertainment                                    110,649               158,922
 Office Occupancy Expenses                                 603,396               821,380
 Advertising, Dues, & Business Promotion                   102,612               148,019
 Loan Processing Expenses                                  223,441               341,262
 Consulting & Contract Services                            242,177               362,710
 Legal & Professional Services                             129,225               150,056
 Insurance                                                  12,526                22,216
 Investment Property Expenses                                  839                  (454)
 Interest                                                       --                    --
 Depreciation & Amortization                                57,459               110,131
 Other Expense                                              29,230                53,296
                                                  ----------------      ----------------

      Total Expenses                                     3,681,770             5,540,994

 Net Income From Operations                             (1,234,664)           (2,225,917)

 Provision for Income Taxes                                     --                    --
                                                  ----------------      ----------------

 Net Income                                       $     (1,234,664)     $     (2,225,917)




 Net Income Per Share
      Basic and Diluted                           $          (0.08)     $          (0.20)

 Weighted Average Common Shares Outstanding
      Basic                                             14,881,756            11,302,908
      Diluted                                           16,275,886            11,769,308


 See accompanying Notes to Consolidated Financial Statements

                             STARNET FINANCIAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               DECEMBER 31, 1999
                                   (UNAUDITED)

                                                              Additional        Retained         Subscription
                                           Common Stock     Paid In Capital     Earnings          Receivable          Total
                                           ------------     ---------------   -------------      -------------    ------------

 Balance at March 31, 1999                  $    1,238      $    219,762      $    (45,252)                       $    175,748

 Shares Issued in Connection
    with Section 506 Registration                1,858           328,142                                               330,000

 Shares of Sarkis Capital, Inc. issued
     prior to merger                             3,000            51,000                                                54,000

 Effect of Acquisition/Reverse Merger
    with Sarkis Capital, Inc.                  101,904          (101,831)                                                   73

 Shares Issued in Connection with
    Private Placement Memorandum                36,265         3,590,208                          $  (49,000)        3,577,473

 Warrants Exercised                              2,000            34,000                                                36,000

 Costs Related to Issuance of Stock                             (179,681)                                             (179,681)

 Stock Issued for Services Rendered                250            24,750                                                25,000

 Shares Issued in Connection with
    Acquisition of Residential Lenders           2,500           247,500                                               250,000

 Net Income                                                                     (2,225,917)                         (2,225,917)

 Balance at December 31, 1999               $  149,015      $  4,213,850      $ (2,271,169)       $  (49,000)     $  2,042,697



 See accompanying Notes to Consolidated Financial Statements

                             STARNET FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                            Nine Months
                                                                               Ended
                                                                         December 31, 1999
                                                                         -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income                                                                $  (2,225,917)

 Adjustments to reconcile net income to net cash used in operating activities:

 Depreciation and Amortization                                                   489,999
 Mortgage Loans Issued                                                      (114,362,528)
 Proceeds from Mortgage Loans Sold                                           112,444,330
 Decrease in Accts Receivable & Similar Operating Assets                         117,968
 Increase in Accts Payable & Similar Operating Liabilities                       702,050

 Net Cash from Operating Activities                                           (2,834,097)

 CASH FLOWS FROM INVESTING ACTIVITIES

 Decrease (Increase) in Property & Equipment                                    (349,254)
 Acquisitions and Dispositions of Businesses, Net of Cash Acquired            (2,106,973)

 Net Cash from Investing Activities                                           (2,456,227)

 CASH FLOWS FROM FINANCING ACTIVITIES

 Advances under Warehouse Lines of Credit                                    114,857,563
 Repayment of Warehouse Lines of Credit                                     (113,306,806)
 Note Receivable for Disposition of Business                                    (472,000)
 Notes Payable for Acquisitions                                                  555,490
 Deferred Purchase Price for Acquisition                                         367,695
 Costs Related to Issuance of Stock                                             (179,681)
 Proceeds of Stock Issuance                                                    4,272,546

 Net Cash from Financing Activities                                            6,094,809

 Net Change in Cash                                                              804,485

 Cash Beginning of Period                                                        146,970

 Cash End of Period                                                        $     951,455


See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Basis of Presentation

The financial statements included herein have been prepared without audit by the management of StarNet Financial, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These interim financial statements have been prepared on the same basis as the annual financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of December 31, 1999, its results of operations for the three month and nine month periods ended December 31, 1999, and its cash flows for the nine month period ended December 31, 1999.

     2. Organization

The accompanying financial statements present the financial position of the Company, including its divisions (StarNet Retail and Occidental) and its wholly owned subsidiaries (StarNet Mortgage, Inc., StarNet TRAkkER, Inc., and Residential Lenders, Inc.). The results of operations and cash flows include The GM Group, Inc. ("GM"). GM was acquired in April 1999 for cash and a note payable in a transaction accounted for as a purchase. GM's stock was sold as of December 31, 1999 in exchange for a note receivable; however, certain of GM's operations, personnel and relationships were retained. The Company incorporated StarNet Mortgage, Inc. in June 1999 and StarNet TRAkkER, Inc. in October 1999. Residential Lenders, Inc. was acquired in October 1999 for cash, a note payable, and common stock of the Company in a transaction accounted for as a purchase.

     3. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of StarNet Financial, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition - Fee income for services rendered to customers, including appraisals, credit reports, flood certifications, tax services and similar items, are recognized as collected typically when loans are closed and funded. All other loan revenue, including loan premium or discount (whether from the customer or investor), service release fees and net interest, is recognized when loans are sold to a third party (a "permanent investor").

Mortgage Loans Held for Sale - In general, when the Company accepts an application for a loan from a customer or provides a rate lock commitment to a mortgage correspondent or broker, it simultaneously obtains a commitment to purchase the loan from a permanent investor on a "best-efforts" basis (in some cases subject to certain mandatory minimum delivery amounts). Funded loans in the process of being delivered to permanent investors are carried at the lower of cost or market value.

Property and Equipment - Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the term of the lease.

Goodwill - The net excess of aggregate purchase price paid over the fair value of net assets acquired is included in the accompanying balance sheet as goodwill and is amortized over a twenty-year period using the straight-line method. The values of certain assets acquired as a result of the stock acquisition of Residential Lenders, Inc. and the asset acquisition of Occidental Mortgage Corporation have been estimated in the accompanying financial statements but are subject to revision as the results of appraisals and similar valuation techniques are obtained. The Company will periodically evaluate whether changes have occurred that could require revision of the estimated useful life of the goodwill or impair the recoverability of its carrying value. If such circumstances arise, the Company will record an impairment loss.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the "liability method." As the Company has not yet earned profits, a valuation allowance has been established in the amount of any net deferred tax assets.

Advances Under Warehouse Lines of Credit - The Company finances its "Mortgage Loans Held for Sale" through warehouse loan advances in accordance with agreements with various commercial banks and institutional investors (see Note
5). These advances are repaid upon receipt of loan sale proceeds from permanent investors.

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, to the extent such common equivalent shares are dilutive. Common equivalent shares are composed of incremental common shares issuable upon the exercise of outstanding stock options and warrants.

     4. Restricted Cash

At December 31, 1999, cash in the amount of $140,812 was pledged as security for certain loans which were financed by advances from IMPAC Warehouse Lending Group as discussed more fully in Note 6 below.

     5. Leases

The Company leases six office spaces and certain equipment. Future payments due under noncancelable leases are as follows:

            2000                  $ 754,525
            2001                  $ 353,321
            2002                  $ 155,393
            2003 & After          $ 126,624

     6. Warehouse Lines of Credit

The Company has lines of credit available to fund its "Mortgage Loans Held for Sale" from three commercial banks totaling $11,000,000. At December 31, 1999, the Company had drawn $1,968,735 against these lines of credit. The interest rate charged is prime plus 2%. The agreements governing these lines of credit provide for termination upon thirty days notice by either party. Additionally, the Company has a line of credit with IMPAC Warehouse Lending Group of Newport Beach, California with a borrowing limit of $25,000,000. At December 31, 1999, the Company had drawn $22,291,915 against this line of credit. The interest rate charged is prime plus 1.25%. The agreement regarding this line of credit provides for termination upon written notice by either party.

     7. Acquisitions and Dispositions

The Company acquired GM in April 1999 and disposed of GM's common stock effective as of December 31, 1999, although it retained certain of GM's operations, personnel and relationships. Prior to the disposition, GM operated as StarNet Retail and produced loans through retail loan officers in the Dallas/Fort Worth, Texas metropolitan area. GM was a party to two separate joint venture arrangements with homebuilders in Dallas. One of these arrangements has been retained by StarNet Mortgage, Inc. Results of operations of GM are included in the accompanying financial statements from April 1 through December 31, 1999.

In September 1999, the Company acquired certain assets of a wholesale branch loan origination office in Houston, Texas. The effects of this acquisition prior to the current quarter were immaterial.

In October 1999, the Company acquired substantially all of the assets and operations of Occidental Mortgage Corporation ("OMC"). Results of operations of OMC are included in the accompanying financial statements from October 1 through December 31, 1999. The purchase price paid and assets acquired were as follows:

         Purchase Price:
         Note Payable                                            $    365,000
         Estimated Contingent Purchase Price                        1,200,000
                                                                 ------------
                                                                    1,565,000

         Historical Book Value of Net Assets Acquired                 105,854

         Purchase Price in Excess of Net Assets Acquired         $  1,459,146


         Preliminary Allocation of Purchase
         Price in Excess of Net Assets Acquired:

                  Purchase Value of Loans in Process             $    350,000
                  Covenant Not to Compete                              40,000
                  Goodwill                                          1,069,146
                                                                 ------------

                                                                 $  1,459,146

A portion of the purchase price for the OMC assets was based upon the volume of loans that were funded by OMC in the four months subsequent to the acquisition. The amount of this contingent consideration has been estimated in the financial statements.

The purchase value of loans in process is the estimated gain after expenses related to loan applications received prior to the transaction but estimated to close subsequent to it. As part of the transaction, a principal associated with OMC executed an employment agreement containing covenants not to compete with the Company in the event of termination of his employment.

Also, in connection with the OMC transaction, the Company issued to OMC a warrant to purchase 300,000 shares of common stock of the Company. The exercise price of the warrant is consistent with the price obtained in a private placement of the common stock of the Company, which concluded in September 1999. Therefore, the Company does not deem the issuance of the warrant as additional purchase price paid for the assets of OMC.

In October 1999, the Company also acquired all of the outstanding capital stock of Residential Lenders, Inc ("RLI"). Results of operations of RLI are included in the accompanying financial statements from October 1 through December 31, 1999. The purchase price paid and assets acquired were as follows:

         Purchase Price:
                  Cash                                           $  175,700
                  Note Payable                                      200,000
                  Common Stock, 250,000 shares                      250,000
                                                                 ----------
                                                                    625,700

         Historical Book Value of Net Assets Acquired                 7,028

         Purchase Price in Excess of Net Assets Acquired         $  618,672


         Preliminary Allocation of Purchase
         Price in Excess of Net Assets Acquired:

                  Adjustment to Estimated Fair Value of:
                  Property & Equipment                           $   12,020
                  Purchase Value of Loans in Process                 12,000
                  Covenants Not to Compete                           50,000
                  Value of Internet Brand, etc                       50,000
                  Goodwill                                          494,652
                                                                 ----------

                                                                 $  618,672

The purchase value of loans in process is the estimated gain after expenses related to loan applications received prior to the transaction but estimated to close subsequent to it. As part of the RLI acquisition, certain principals associated with RLI executed employment agreements containing covenants not to compete with the Company in the event of termination of their employment. RLI has and will continue to operate an Internet web site from which it derives approximately 75% of the volume of its business. It has agreements in place with Internet content providers for banner displays and links to the RLI web site. As a result, it has established a "brand awareness" with potential customers.

Certain assets and liabilities of RLI were excluded from the transaction, including cash, a receivable from a related party and certain liabilities incurred prior to the effective date of the transaction.

Common stock of the Company issued in connection with the RLI transaction was valued at $1.00 per share, consistent with the price obtained in a private placement of the Company's Common Stock, which concluded in September 1999.

The unaudited pro forma condensed combined financial information set forth below has been prepared to illustrate the effect of the transactions on the results of operations of the combined companies had the OMC and RLI transactions been consummated as of April

1, 1998. The pro forma adjustments do not anticipate any synergies that are expected to result from the transactions.

Pro forma information is presented for the fiscal year ended March 31, 1999 and for the nine month period ended December 31, 1999. For the fiscal year, information presented is for Sarkis Capital, Inc., predecessor to StarNet Financial, Inc. The separate results of operation utilized in the pro forma information for RLI and OMC are for their fiscal years ended December 31, 1998 and for the six month period from January 1 through June 30, 1999. Actual results for the three month period ended December 31, 1999 are included for all business units. Actual results for GM for the period of May 1 through December 31, 1999 have been removed from the pro forma results.

The pro forma financial information does not purport to be indicative of the results of operations or financial position of the Company which would have actually been obtained had the transactions been completed as of the assumed dates and for the periods presented or which may be obtained in the future.

A preliminary allocation of the purchase prices has been made to major categories of assets and liabilities in the pro forma financial information based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the pro forma amounts included herein. These pro forma adjustments represent the Company's preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that the Company believes to be reasonable. Consequently, the amounts reflected in the pro forma information are subject to change, and the final amounts may differ substantially.

                                            Pro Forma Information
                                            ---------------------

                                         Year Ended     Nine Months Ended
                                       March 31, 1999   December 31, 1999

Revenue                                $   7,859,497      $  5,644,412

Expenses                                   7,837,011         8,405,286

Net Income                                   (15,590)       (2,760,874)

Earnings Per Share
   Basic & Diluted                     $        (.01)     $       (.24)

Pro Forma Weighted Average
   Common Shares Outstanding
        Basic                              1,750,000        11,469,018
        Diluted                            2,050,000        12,135,418

     8. Capital Stock Transactions

In April 1999, the Company issued 330,000 shares in connection with a private placement of its common stock under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

As more fully described in the introductory material, LoanNet, the predecessor to the Company, entered into a reverse acquisition in which LoanNet shares were exchanged with the shares of Sarkis. The name of the resulting entity was changed to StarNet Financial, Inc. In connection with this transaction, 300,000 shares of common stock and a warrant to purchase 200,000 shares of common stock were also issued. The warrant was exercised during the period reported.

Commencing in June 1999 and ending in September 1999, the Company issued 3,626,473 shares of common stock in a private placement under Rule 506 of Regulation D of the Securities Act. The Company also issued 250,000 shares of common stock to the shareholders of RLI in connection with the acquisition of RLI and 25,000 shares of common stock as compensation for financial advisory services rendered.

Additionally, the Board of Directors approved the 1999 Stock Option plan (the "Plan"), which allows the Compensation Committee of the Board to grant up to 5,000,000 shares to key employees, directors, and independent contractors and consultants. A majority of the stockholders approved the Plan in December 1999. The Compensation Committee has currently granted 780,000 options under the Plan with exercise prices ranging from $.01 to $3.375 per share, which vest over periods ranging from immediately to five years.

     9. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                         Three Months Ended
                                                         December 31, 1999
                                        Income                  Shares               Per Share

Net Income                         $  (1,199,664)


Net Income Available to            $  (1,234,664)             14,881,756              $  (.08)
Common Stockholders

Effect of Dilutive                            --                     --
Securities

Net Income Available to            $  (1,234,664)             14,881,756              $  (.08)
Common Stockholders plus
Assumed Conversions

As of December 31, 1999, warrants to purchase 750,000 shares of common stock had been issued and were outstanding. As of December 31, 1999, options to purchase 780,000 shares of common stock had been granted in connection with the Plan. Such warrants and options were not included in the computation of diluted earnings per share because the warrants and options had an anti-dilutive effect on earnings per share.

                                                       Nine Months Ended
                                                          Dec 31, 1999
                                         Income              Shares            Per Share

Net Income                         $  (2,225,917)

Net Income Available to            $  (2,225,917)          11,302,908          $  (.20)
Common Stockholders

Effect of Dilutive                            --                   --
Securities

Net Income Available to            $  (2,225,917)          11,302,908          $  (.20)
Common Stockholders plus
Assumed Conversions

As previously discussed in Note 8, a warrant to purchase 200,000 shares of common stock, which was issued May 14, 1999, was exercised on September 30, 1999. The warrant was not included in the computation of diluted earnings per share because the warrant had an anti-dilutive effect on earnings per share. Warrants and options discussed previously for the three month period ended December 31, 1999 were also not included in the computation of diluted earnings per share because they had an anti-dilutive effect on earnings per share.

     10. Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. To date, the Company has experienced no material problems with regard to this issue and does not anticipate future problems.

     11. Contingencies

On January 3, 2000, an action was brought against the Company for breach of contract and fraud by Joni Baquerizo, James Cunningham, Sam W. Pitts, Jr., and Jay Robinson, each of whom is a former employee (the "Plaintiffs"). The Plaintiffs allege that they are owed unpaid wages, unpaid bonuses and stock options. Management believes that the Plaintiffs' claims are without merit and intends to vigorously defend itself in this litigation.

From time to time, the Company is a defendant (actual or threatened) in lawsuits encountered in the ordinary course of business, the resolution of which should not have a material adverse effect on the Company's financial position. Except as disclosed above, the Company is not currently aware of any litigation currently pending or threatened to which it is subject or to which it may be a party.

     12. Related Party Transactions

Daniel L. Jackson, the Chairman of the Board of Directors and the Chief Executive Officer of the Company, is the sole director and President of a firm that provides consulting services to the Company. This consulting firm advises the Company's management concerning strategic planning, acquisitions, and raising of capital pursuant to a contract effective May 1, 1999. The contract is for one year but may be terminated by either party or extended and renewed for subsequent one year periods by mutual consent. It provides for monthly payments of $14,000.

     13. Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may vary from the estimates that were used.

     14. Recent Developments

In January 2000, the Company issued a private placement memorandum by which it seeks to privately place a minimum of 500,000 shares and a maximum of 2,500,000 shares with accredited investors at a price of $3 per share, thereby raising up to $7,500,000 in additional capital.

In January 2000, the Company forwarded an information statement pursuant to Regulation 14C to its stockholders notifying them that a majority of the stockholders, as of December 30, 1999, had approved (i) amendments to the Company's Certificate of Incorporation to increase the authorized number of shares of preferred stock from 1,000,000 to 3,000,000 shares, to increase the authorized number of shares of common stock from 20,000,000 to 60,000,000 shares, to allow the Board of Directors to repeal, alter or amend the Company's By-laws, to provide for the indemnification of officers and directors of the Company, and to prevent the invalidation of interested party transactions with the Company and (ii) the 1999 Stock Option Plan. The Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on January 12, 2000, with an effective date of February 11, 2000.

At its January 2000 meeting, the Audit Committee of the Board of Directors approved an action to engage Ernst & Young as independent auditors and is presently negotiating the terms of that engagement. This action was not as a result of any disagreements with the predecessor auditors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of words such as "intend," "anticipate," "believe," "estimate," "project," or "expect" or other similar statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. We believe that our forward-looking statements are within the safe harbor provided by the Exchange Act.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this document. In addition to the historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking information as described above that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information as a result of certain factors.

GENERAL

We are engaged in the business of originating, purchasing and selling mortgage loans secured by single-family and condominium residences through traditional distribution channels and over the Internet. We:

     - originate wholesale loans using a nationwide network of independent mortgage loan brokers;

     -    originate retail loans with consumers directly over the Internet; and

     - originate retail loans through our "net branches" located across the United States and through exclusive programs with various homebuilding companies.

We pool and sell both conforming loans (generally loans to borrowers with perfect or good credit) and non-conforming loans (generally loans to borrowers with below average or delinquent credit) to institutional investors. We also sell individual loans to such investors. We are licensed to originate, underwrite, fund, purchase funded loans or sell loans, or are exempt from licensing requirements, in twenty-five states.

BACKGROUND

In March 1987, we were incorporated in Delaware under our former name of "Sarkis Capital, Inc." Effective May 1999, we exchanged 9,000,000 shares of our common stock, $.01 par value (the "Common Stock") for all of the outstanding common stock of LoanNet, Inc., a Texas corporation ("LoanNet"). In connection with the share exchange, we also acquired LoanNet's subsidiary, The GM Group, Inc., a Texas corporation ("GM"). In June 1999, we changed our name to StarNet Financial, Inc.

Effective October 1, 1999, we purchased substantially all of the assets of Occidental Mortgage Corporation, a California corporation ("Occidental"), which was engaged in the business of originating mortgage loans. We now operate Occidental as a division.

Also effective October 1, 1999, we acquired all of the outstanding capital stock of Residential Lenders, Inc., a Florida corporation ("RLI"), which is engaged in the business of originating mortgage loans. RLI is now our wholly owned subsidiary.

Effective as of December 31, 1999, we sold the stock of GM, although we retained certain operations, personnel and relationships.

Our principal executive office is located at 17000 Preston Road, Suite 350, Dallas, Texas 75248, and our telephone number is (972) 665-0009. We are located on the World Wide Web at http://www.starnetfinancial.com, where general information is available about us.

SUBSIDIARIES AND DIVISIONS

We are comprised of five business units involved in mortgage loan origination, underwriting and/or processing:

     - StarNet Mortgage, Inc. originates mortgage loans using our "net branches" located across the country.

     - StarNet Retail markets mortgage loan products through our own loan officers.

     -    StarNet Trakker, Inc. originates sub-prime mortgage loans.

     - Residential Lenders, Inc. originates mortgage loans using the Internet from its Orlando, Florida headquarters.

     - Occidental Mortgage originates mortgage loans in through mortgage brokers and correspondent lenders.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed loan fundings primarily through advances under warehouse lines of credit and other working capital requirements primarily through a private placement of our common stock of $3.6 million, which closed in September 1999. Acquisitions have been financed by a combination of stock issuances, working capital obtained by the private placement, and deferred payment arrangements, some of which have been evidenced by notes payable. We acquired a note receivable in connection with the disposition of GM.

We believe our existing warehouse lines of credit are adequate for our loan funding needs and could remain in place. However, we expect to evaluate the advisability of consolidating the sources of our lines and to determine if more cost effective options are available.

We are currently incurring losses from operations. The negative cash flow from operating activities (excluding loan fundings and sales) totaled $1.7 million for the nine month period ended December 31, 1999. We expect to continue to experience negative cash flows from operating activities at least through the remainder of our fiscal year. Based on financial projections and business plans prepared by management, we believe that we will become profitable during our next fiscal year. In the interim, as more fully described in the "Plan of Operation" below, we will be incurring additional costs of $25,000 to $50,000 per month to improve our management controls, systems, and equipment.

During the current fiscal year, we have invested approximately $350,000 in long-lived assets. These assets are primarily computer hardware and software and amounts paid to third party contractors for Internet web site development and office interconnectivity.

Approximately $2.5 million was expended during the current fiscal year in connection with acquisitions. Approximately $800,000 of this amount remains financed as of December 31, 1999 through notes payable and deferred payment arrangements. Approximately $500,000 of these deferred payments will be made during the next quarter.

Beginning in January 2000, we began conducting a private placement of our common stock to accredited investors of up to 2,500,000 shares of common stock at a price of $3 per share. In the event that the Maximum Offering is subscribed for, anticipated use of the proceeds is as follows:

                   Expansion efforts                  $  1,500,000

                   Information technology                1,000,000

                   Working Capital                       1,825,000

                   Net Worth Requirements                3,000,000

                   Offering Expenses                       175,000
                                                      ------------

                                                      $  7,500,000

REVENUES AND EXPENSES

As a mortgage lender, we generate revenues through the origination and subsequent sale of funded loans. These revenues are made up of loan processing fees, net gain on sale, and net interest income. Loan processing fees include application, documentation, commitment, and processing fees paid by borrowers. Net gain on sale consists of the difference in price paid by the borrower and the price paid by the permanent investor, which includes the value of the rights to service loans. Net interest income consists of the difference between interest received by us for the time we hold a loan and interest paid by us under our credit facilities.

Our expenses largely consist of:

     -    salaries and benefits paid to employees;

     -    occupancy and equipment costs;

     -    loan processing expenses such as appraisals and credit reports;

     - Internet and other technology-related expenses, including licensing and participation fees and advertising costs; and

     -    data processing and communication costs.

A substantial portion of these expenses is variable in nature. Commissions paid to loan originators are 100% variable, while other salaries and benefits fluctuate from quarter to quarter based on our assessment of the appropriate levels of non-loan originator staffing, which correlates to the current level of loan origination volume and our estimates of future loan origination volume.

Seasonality affects the mortgage industry as loan originations are typically at their lowest levels during the first and fourth quarters of the calendar year due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continuing through October. As a result, we expect higher earnings in our first and second quarters and lower earnings in the third and fourth quarters of our fiscal year.

Interest rate and economic cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During these periods, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to stable and decreasing interest rate environments over recent years, our current performance may not be indicative of results in rising interest rate environments.

During the current quarter, we accepted applications for new loans as follows:

                           StarNet - Dallas                $  25,309,575

                           StarNet - Houston                  14,255,322

                           RLI                                10,209,367

                           Occidental                        285,119,018
                                                           -------------

                                                           $ 334,893,282

Only a percentage of loan applications will ultimately close. A higher percentage of conforming loan applications, such as those originated by StarNet
- Dallas and RLI, will close compared to the non-conforming loans originated by StarNet - Houston and Occidental. On the other hand, non-conforming loan volume is less susceptible to the seasonal and interest rate cycles described above. During the current quarter, we closed and funded loans as follows:

                           StarNet - Dallas                $  17,130,610

                           StarNet - Houston                   7,725,369

                           RLI                                 8,578,571

                           Occidental                         83,587,192
                                                           -------------

                                                           $ 116,721,742

Our loan "pipeline," which is the volume of loans applications accepted and in the process of completing underwriting documentation and/or awaiting closing, was approximately $189,115,000 at December 31, 1999. The pipeline consists of approximately $100,000,000 of non-conforming "A" quality loans, $25,000,000 in subprime "B/C" quality loans, $30,000,000 in government-insured loans, and the balance in various conforming products. The source of the pipeline is broken down as follows:

                           StarNet - Dallas               $   43,513,384

                           StarNet - Houston                   5,859,900

                           RLI                                 9,480,000

                           Occidental                        130,261,916
                                                          --------------

                                                          $  189,115,200

PLAN OF OPERATION

We are engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single-family residences through traditional channels of distribution and over the Internet. It is the intent of our management to create a mortgage lending operation that is highly diversified in the following ways:

o Product lines. We offer or intend to offer conforming conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgages, "sub-prime" mortgages (generally loans to borrowers with below average or delinquent credit) and "non-conforming" mortgages (which allow for more limited documentation of borrowers' credit).

o Geography. We have employees in California, Florida, Texas, North Carolina, Colorado and Nevada. We are presently qualified to do business in 25 states and are licensed to conduct mortgage banking operations in seven of those states as required. We expect to be qualified and licensed as required in the remainder of the United States within the next 12 months. We also expect to open three new regional offices by the end of fiscal year 2001.

o Channels of distribution. We are originating and/or purchasing mortgage loans by traditional retail loan officers, broker-correspondents, "net branch" employees, and the Internet.

Our history to date reflects the implementation of this strategy. The initial operations consisted of the establishment of a lending office in Dallas, Texas, which included "wholesale" and "net branch" capability. Such operations have the ability to operate nationwide.

In connection with our acquisition of LoanNet, we acquired LoanNet's subsidiary GM. The GM operation provided retail loan origination capability. GM also had established relationships with large-scale homebuilders in the Dallas, Texas area. Although we disposed of the common stock of GM, effective as of December 31, 1999, we retained certain retail loan origination capabilities and homebuilder relationships of GM.

Effective as of October 1, 1999, we acquired RLI, a Florida-based retail loan operation specializing in conforming lending. RLI has operated an Internet web site for approximately three years from which it currently derives approximately three fourths of the volume of its business. This acquisition, therefore, helps us to continue our diversification both as to geography and distribution channel.

Effective as of October 1, 1999, we also acquired the assets and operations of OMC, a California-based retail and wholesale loan operation specializing in sub-prime and non-conforming lending. OMC also has limited capability to service loans (i.e. collect customer payments, hold tax and insurance escrows and pay the same when due). Management believes that this acquisition serves geographic and product line diversification.

In September 1999, we also established a wholesale loan office in Houston, Texas, staffed with personnel knowledgeable and experienced in sub-prime and non-conforming loans as well as conforming conventional, FHA and VA loans.

In December 1999, we also established a wholesale loan office in Denver, Colorado, staffed with personnel knowledgeable and experienced in non-conforming loans. We believe that we will be able to service the Rocky Mountain area with centralized underwriting and closing from our office in Irvine, California.

We continually evaluate prospective acquisitions. However, having experienced rapid growth, we intend to focus during the near term on the further development of the infrastructure (in terms of management, systems, equipment, policies and procedures) necessary to cohesively integrate our operations and optimize their effectiveness in fulfilling our strategic objectives.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate movements significantly affect our volume of closed loans and represent the primary component of market risk to us. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgages, declines. As previously discussed, non-conforming and sub-prime loans are less affected by rising interest rates than conforming and government insured loans. Additionally, we have concentrated primarily on origination of loans for home purchase as opposed to refinancing to mitigate our vulnerability to a rising interest rate environment.

Interest rate movements affect the interest income earned on loans held for sale, interest expense on advances on our warehouse lines of credit, the value of loans held for sale, and ultimately the gain on sale of loans.

We manage the market risk on loans we originate by selling the loans on a best efforts basis to the anticipated permanent investor at the same time that we lock in an interest rate with a borrower. If we process a loan and deliver it to the permanent investor within the investor's commitment period, we have no interest rate exposure on the loan. If we cannot timely process and deliver the loan, depending upon the nature of the delay, we may experience a reduced gain or loss on the sale of the loan. With the exception of pre-selling loans (individually or in pools), we do not presently engage in other hedging activities.

We do not maintain a trading portfolio. All closed mortgage loans are held for sale, which requires us to perform market valuations of our pipeline, closed loan inventory, and forward sale commitments in order to insure that our loans are carried at the lower of cost or market and that any losses in our pipeline would be properly accrued.

Because we pre-sell our mortgage loan commitments, we do not believe that a 100 basis point increase or decrease in interest rates would have a material adverse effect on our earnings. As the period of time that we own a loan and upon which we have received advances under our warehouse lines is typically less than thirty days, we would not expect to incur material losses from changes in the differences in interest rates on the loans and on the advances.

In the future, if we do not pre-sell the loan commitments, our market risk could change substantially.

                           PART II --OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On January 3, 2000, an action was brought against the Company in County Court of Law No. 3 in Dallas County, Texas, for breach of contract and fraud by Joni Baquerizo, James Cunningham, Sam W. Pitts, Jr., and Jay Robinson, each of whom is a former employee (the "Plaintiffs"). The Plaintiffs allege that the Company owes them unpaid wages, unpaid bonuses and stock options. The Company believes that the Plaintiffs' claims are without merit and intend to vigorously defend itself in this litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of September 30, 1999, the Company concluded a private placement offering under Rule 506 of Regulation D in September 1999. In conjunction with that offering, the Company issued 3,626,473 shares of its common stock, $0.01 par value (the "Common Stock"), to accredited and non-accredited investors. The offering price of the Common Stock in the private placement was $1.00 per share.

The recipients of the above described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Registrant through a private placement memorandum.

As of October 1, 1999, the Company issued 250,000 shares of Common Stock to the shareholders of Residential Lenders, Inc. ("RLI") in connection with the acquisition of all of the outstanding capital stock of RLI. Exemption from registration was claimed under Section 4(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

As of October 15, 1999, the Compensation Committee of the Board of Directors granted options to purchase 730,000 shares of Common Stock to ten employees of the Company. The exercise prices for these options range from $0.01 to $1.00, and the vesting schedules of these options range from immediately to five years. Exemption from registration was claimed under Section 4(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

As of November 1, 1999, the Compensation Committee of the Board of Directors granted an option to purchase 50,000 shares of Common Stock to one employee of the Company. The exercise price for this option is $3.375, and the vesting schedule for this option is one year. Exemption from registration was claimed under Section 4(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

As of December 22, 1999, the Company issued 25,000 shares of Common Stock to Western Capital Bankers as compensation for financial advisory services rendered. Exemption from registration was claimed under Section 4(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item regarding matters submitted to a vote of security holders is incorporated by reference to the definitive Information Statement filed pursuant to Regulation 14C with the Commission on January 24, 2000.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NO.
-----------

     27.1      Financial Data Schedule (Filed herewith.)

(b) Reports on Form 8-K

The Company filed an amended Current Report on Form 8-K (a "Current Report") on October 28, 1999 in order to clarify Item 4 of the Current Report filed on June 8, 1999 relating to the change in the Company's certifying accountants.

The Company filed a Current Report on November 17, 1999 to report under Item 2 the acquisition of all of the outstanding capital stock of Residential Lenders, Inc. ("RLI") and the acquisition of the assets of Occidental Mortgage Corporation. The appropriate pro forma financial statements for the acquisitions were filed in an amended Current Report on December 10, 1999. The Company filed an amended Current Report on January 4, 2000 in order to clarify the consideration given to RLI reported under Item 2 of the Current Report filed on November 11, 1999.

The Company filed an amended Current Report on February 1, 2000 in order to file as an exhibit the letter from Jackson & Rhodes, PC confirming their agreement with statements made in the amended Current Report filed on October 28, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STARNET FINANCIAL, INC.

Date: February 14, 2000
                                By: /s/ KENNETH F. URBANUS
                                   --------------------------------------------
                                   Kenneth F. Urbanus
                                   (Principal Executive Officer)



                                By: /s/ MICHAEL J. GULINSON
                                   --------------------------------------------
                                   Michael J. Gulinson, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
 27.1              Financial Data Schedule