Form 10KSB
period 2000-03-31
STARNET FINANCIAL INC
filed 2000-07-14
CIK 813567

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-KSB

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                        Commission File Number 33-13627

                            STARNET FINANCIAL, INC.
         (herein referred to as "Registrant", "Company", or "StarNet")
                 (Name of small business issuer in its charter)

          DELAWARE                                       75-2168244
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           17311 NORTH DALLAS PARKWAY, SUITE 350, DALLAS, TEXAS 75248
                    (Address of principal executive offices)

                                  972-818-1212
                           (Issuer's telephone number)

        Securities registered pursuant to section 12(b) of the Act: NONE

           Securities registered pursuant to section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.01

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [ ] (2) Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $4,929,177

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

         The Company does not have an active trading market. Therefore, it is difficult to determine the true market value of the common equity held by non-affiliates. Based on the closing price for the Company's Common Stock at June 30, 2000 of $1.6870 per share, the market value of shares held by non-affiliates would be approximately $21,545,166.

As of July 14, 2000 the Registrant had 19,199,578 shares of common stock issued and outstanding.

================================================================================

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

         StarNet Financial, Inc. ("StarNet" or the "Company") is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single-family and condominium residences through traditional distribution channels and over the Internet. The Company:

         o originates mortgage loans through our "net branches" located across the United States;

         o conducts wholesale loan originations and processing operations using a nationwide network of independent mortgage loan brokers; and

         o conducts direct consumer mortgage loan origination over the Internet.

         Our loan origination activities include (i) offering a variety of residential mortgage loans, (ii) attracting suitable loan applicants, (iii) reviewing borrower credit and mortgaged property title, appraised value and insurance ("underwriting"), (iv) issuing conditional loan commitments, and (v) funding qualified loans at closing. Upon origination, we pool and sell both our conforming loans (generally loans to borrowers with perfect or good credit) and our non-conforming loans (generally loans to borrowers with below average or delinquent credit) to institutional investors. We also sell individual loans to such investors.

         We are licensed, or are exempt from licensing requirements, to originate, purchase closed loans, underwrite, and fund or sell residential mortgage loans in 33 states in the United States. We sell loans primarily to DLJ Mortgage Capital, Impac Mortgage Holdings, Homeside Lending, Cendant Mortgage, Chase Manhattan Mortgage, IndyMac, Interfirst Mortgage, Household Finance, Ohio Savings Bank and numerous other mortgage companies and investors. In addition, we participate in the following Texas bond programs: Denton County Finance Corporation Single Family Mortgage Revenue Bonds, Garland Housing Finance Corporation Single Family Mortgage Revenue Bonds, Collin County Housing Finance Corporation Single Family Mortgage Revenue Bonds, Grand Prairie Housing Finance Corporation Single Family Mortgage Revenue Bonds, and Tarrant County Housing Finance Corporation Single Family Mortgage Revenue Refunding Bonds.

         As a mortgage lender, we generate revenues by originating and subsequently selling loans. These revenues consist of loan processing fees, net gain on sale, and net interest income. Loan processing fees include application, documentation, commitment, and processing fees paid by borrowers. Net gain on sale consists of the difference in price paid by the borrower and the price paid by the purchaser (or permanent investor), which includes the value of the rights to service loans. Net interest income consists of the difference between interest received by us for the time we hold a loan and interest paid by us under our credit facilities. Our profit on sales of loans depends on the price we are able to sell our loans into the secondary market. Currently, when we receive a rate lock on a loan, we sell that loan immediately under a best efforts contract and then deliver it into a bulk or flow contract. We receive additional fees when we close a loan. These fees range from a processing fee to a warehousing fee and can equal up to one-half of one percent of the loan amount. In addition, when we sell loans into the secondary market, we are able to make additional marketing gains because of interest rate movements in the market from the time we lock the rate with our investors under a best efforts contract.

         Our expenses largely consist of:

         o        salaries, commissions and benefits paid to employees;

         o        occupancy and equipment costs;

         o Internet and other technology-related expenses, including licensing and participation fees and advertising costs; and

         o        data processing and communication costs.

Many of these expenses are variable rather than fixed. Commissions paid to loan originators vary depending on their originations, and other salaries and benefits fluctuate from quarter to quarter based on our assessment of the appropriate level of personnel (other than loan originators), which generally correlates to current and anticipated loan origination volume.

OUR STRATEGY

Growth Strategy

         The total value of our mortgage loan originations for fiscal year 2000 was $216,572,896. Our goal is to continue to expand our wholesale and retail mortgage banking business primarily through our traditional originating channels and through our Internet-based origination channel. To achieve this goal, we are concentrating on the following growth strategies:

         o Expand our traditional business into new regions. We intend to extend our business model and expand our traditional lending activities into new geographic regions. During the past fiscal year, we opened new regional loan offices in Houston and Denver. We intend to open three additional offices over the next 12 months in the eastern and central United States and possibly other areas. In connection with our geographic expansion, we plan to advertise in related local and regional print media to create name recognition and create awareness of our products and services.

         o Hire additional sales-oriented loan originators. We intend to hire additional loan originators and production personnel in our existing markets. In the future, the majority of our business will be generated through these personnel. We also intend to expand into geographic areas with experienced loan originators and production personnel who have already established a client base.

         o Expand through selective strategic acquisitions. At various times, we expect to consider acquiring mortgage lenders that share our business philosophy regarding progressive marketing, innovative use of technology and sound underwriting. In order to increase core sales, we may also consider acquiring other mortgage banking-related companies to enhance our product and service offerings. In evaluating acquisition candidates, we will consider factors such as the impact of the acquisition on our earnings, our ability to support and retain production personnel and our ability to enhance and expand the acquired business. We believe our broad and competitive product line and the technical and other back-up support we offer make us an attractive partner for potential acquisition candidates.

         o Enhance and expand our Internet business. We believe the Internet will be an increasingly important medium to provide mortgage products and services. We intend to increase our Internet mortgage origination volume by opening additional Internet call centers, by expanding our business into the remaining states in which we are not yet licensed or otherwise qualified and by establishing relationships with additional websites so as to increase the number of sources that refer customers to us. We also intend to develop further enhancements to our website to allow prospective borrowers to apply for a mortgage loan, lock in an interest rate and receive a commitment in one online session. Further, we anticipate that our customers will be able to log onto our secure website at any time, and through the use of a unique, personal password, monitor the progress of their loan application. We intend to start an intensive marketing campaign in selected markets to promote our own StarNetMortgage.com website and create name recognition. We also intend to enter into contracts to provide private label Internet origination services to thrifts and smaller banks.

         o Form joint ventures with homebuilders and realtors. We currently market mortgage loans through joint ventures with realtors and corporate affinity lending. We intend to also market loans through joint ventures with homebuilders, which we believe, in turn, will enhance the Company's revenues.

         o Enter the correspondent mortgage banking business. We intend to enter into the correspondent mortgage banking business, where we will buy loans from well-managed mortgage bankers who have sufficient capital resources and then pool and sell these loans into the secondary market. By becoming a conduit for mortgage bankers to sell their loans, we anticipate that we will strengthen our relationships with these brokers and expand our other business.

         o Total mortgage lending solution. We intend to offer title insurance, abstract services, home equity lines of credit and credit-life insurance products to our mortgage customers. We believe we can enhance the revenues we earn through the cross-selling of these and other products and services and leverage our origination network without significant additional capital investments.

Operating Strategy

         We believe that, by taking advantage of the following competitive advantages in both our traditional and Internet-based origination channels, we will be able to continue to expand our mortgage banking business:

         o Lending to home buyers. We concentrate on making loans to home buyers rather than to home owners who are refinancing their mortgages. We believe this makes our business less susceptible to interest rate increases, because in a rising interest rate environment home purchase mortgage volume tends to be more stable than mortgage refinancing volume, which tends to decrease significantly.

         o Range of products available. We believe we have one of the broadest and best-priced product offerings in the industry. Offering a variety of well-priced loan products enables us to best serve the largest number of mortgage customers, each of whom may find different loan characteristics desirable. Our products are listed in the "Services and Products" section.

         o Use of advanced technology. In a continuous effort to increase efficiency, we have dedicated ourselves to maintaining state-of-the-art information systems. We are in the process of installing an "enterprise" computer system. This system controls most aspects of our operations, from the processing of a loan application through the closing of the loan and our sale of the loan to institutional investors. The system also performs checks and balances on many aspects of our operations, and it supports our marketing efforts. We believe this integrated approach reduces our marginal origination cost per loan. We intend to continually look for new ways to improve efficiencies through automation.

         o Use of comprehensive and user-friendly website. In September 1999, we introduced a new, technologically advanced version of our StarNetMortgage.com website that was designed to provide customers with 24-hour access to our interest rates and product terms and the ability to lock in an interest rate, to file a pre-approval request or application, to check the status of their pending application and to obtain their credit report. Our website also provides mortgage customers with an array of "tools" that assist them in determining how much financing they can afford, what kind of mortgage best suits their needs and otherwise provides answers to frequently asked questions. We intend to introduce a number of enhancements to our website that will enable our customers, in one continuous online session, to apply for a loan, receive a loan commitment, if approved, and lock in an interest rate.

         o        Loan products specifically underwritten for sale to investors.
                  Our underwriting process is designed to ensure that each loan we originate can be sold to a third-party investor by conforming the loan to the underwriting and credit standards of that investor. Whenever possible, we use "artificial intelligence" underwriting systems, including Fannie Mae's Desktop Underwriter(R), to ensure consistency with our investors' predetermined standards. These systems interface with our "enterprise" computer system. In addition, we have a series of internal and external quality control procedures in place to ensure compliance with our underwriting standards.

         o Involved sales strategy. Our loan originators are primarily compensated through sales commissions, which encourages them to be responsive to our customers. In addition, we foster a consultative sales strategy that emphasizes pro-active and frequent customer assistance. Our loan originators actively guide customers through the loan application process, not merely providing information requested by the customer, but keeping customers informed about rate changes and market conditions.

OUR HISTORY

         In March 1987, we were incorporated in Delaware under the name of "Sarkis Capital, Inc." On May 13, 1999, we entered into an exchange agreement with LoanNet, Inc., a Texas corporation ("LoanNet"), and the shareholders of LoanNet, whereby we agreed to acquire LoanNet and its subsidiary, The GM Group, Inc., a Texas corporation (d/b/a StarNet Retail, sometimes referred to herein as "GM"), from the LoanNet shareholders in exchange for shares of our Common Stock (the "Exchange Agreement"). Pursuant to the Exchange Agreement, we issued 9,000,000 shares of our Common Stock in exchange for all of the outstanding shares of LoanNet. The closing of the Exchange Agreement took place on May 28, 1999. As part of the reorganization, we changed our name to "StarNet Financial, Inc." in June 1999. The transaction was accounted for as a recapitalization.

         Effective as of October 1, 1999, we purchased substantially all of the assets of Occidental Mortgage Company, which was engaged in the business of originating mortgage loans. In connection with the asset purchase, we delivered to Occidental (i) a five-year promissory note in the original principal amount of $365,000 and (ii) a five-year warrant to purchase up to 300,000 shares of Common Stock with an exercise price of $1.00 per share. Additionally, for a period of four months beginning October 15, 1999, we agreed to pay Occidental an amount equal to one percent (1%) of the aggregate mortgage loans closed by us which are attributable to mortgage loans that Occidental had in process immediately prior to closing.

         Also effective as of October 1, 1999, we acquired all of the outstanding capital stock of Residential Lenders, Inc., which is engaged in the business of originating mortgage loans. In connection with the acquisition, we issued 250,000 shares of Common Stock; made an initial cash payment of $175,000, less certain disbursements; and paid an additional $200,000 to the shareholders of RLI.

         Effective as of December 31, 1999, we sold all of the capital stock of GM. We did, however, retain certain operations, personnel and relationships of GM.

         On April 28, 2000, we purchased substantially all of the assets of Wall Street Mortgage of Dallas, Inc., which is engaged in the business of residential mortgage brokering. In connection with the acquisition, we issued 57,557 shares of Common Stock and a warrant to purchase up to 12,500 shares of Common Stock with an exercise price of $4.625 per share. As part of this acquisition, we have acquired several exclusive advertising agreements with cyberXpo.com, Inc., a Dallas, Texas-based company, that operates various mobile Internet access venues, or

"cyberCenters," in seven states. Such advertising agreements provide us with the exclusive right to display mortgage lending and real estate advertising at any cyberCenter that is operating in a mall, airport or in a previously agreed upon retail location.

         We conduct our business through two wholly owned subsidiaries and two distinct operating divisions. StarNet Mortgage, Inc. and Residential Lenders, Inc. are our wholly owned subsidiaries. Occidental Mortgage Company and StarNet Retail are operated as divisions.

         For the purposes of the "Business" section, references to "StarNet", the "Company", "we", "our" and "us" include StarNet Mortgage, StarNet Retail, RLI and Occidental, unless otherwise indicated. Our principal executive office is located at 17311 North Dallas Parkway, Suite 350, Dallas, Texas 75248, and our telephone number is (972) 818-1212.

OUR OPERATING STRUCTURE

         A description of our four business units follows:

         StarNet Mortgage, Inc. ("StarNet Mortgage")

         StarNet Mortgage is our residential loan origination subsidiary comprised of "net branch" offices presently being established across the United States. The net branch concept has been described by industry analysts as one of the most mutually-attractive relationships between a mortgage banking company and its originators in the marketplace today. Unlike traditional retail office operations where expansion into a new market by the mortgage company requires finding, leasing and furnishing an office, recruiting and hiring originators and support personnel, and implementing start-up marketing programs, the net branch approach places the burden of overhead on the branch rather than the company. This enables a mortgage company to grow at an accelerated rate without a proportionate increase in its operating expenses.

         Our net branch program offers one of the most comprehensive packages of benefits, products, and services to experienced mortgage professionals in the marketplace, including affiliation with a national corporate identity, full lender status as a mortgage banker, exemption from certain regulatory licensing, fee disclosure and net worth requirements, access to a comprehensive and competitive product line, FHA and VA direct endorsement underwriting, sub-prime underwriting, improved processing efficiency through Internet-based automation systems, established investor relationships, marketing programs, staff training, production and recruitment incentives, accounting, bookkeeping and payroll services, and group benefits like health insurance.

         Our net branches cover their own overhead expenses, maintain their own profit-and-loss statements, and retain branch profits after expenses. StarNet Mortgage receives certain processing and document preparation fees on a "per loan" basis from the branch to cover its own net branch servicing expenses, while branch loan origination contributes to our production volume growth and profitability.

         Since the completion of the StarNet Mortgage program for its net branch operations, we have successfully recruited 26 new originators in seven states. We project that number to grow to 100 by May 2001. Geographical market coverage by our net branch offices is expected to coincide with our defined expansion and state licensing timetable. Qualification criteria and hiring standards for prospective net branch representatives have been established by us, and adherence is closely monitored by an executive oversight committee.

         While StarNet Mortgage recognizes its ultimate market to be mortgage consumers across the country, it also realizes that its primary avenue to these consumers is through its net branch originators. Accordingly, its initial marketing efforts are targeted at prospective originators already established and successful in their respective markets. Individuals or groups fitting this prospect profile include experienced mortgage bankers and loan officers or originators with other mortgage companies or financial institutions.

         As of May 1, 2000, we have entered into a management agreement with StarBranch Mortgage, Inc. to manage and operate all of our net branch operations. This management agreement gives StarBranch the responsibility and authority as net branch operations manager to (1) contract with branch offices in any state in which we are licensed, (2) to monitor, supervise and oversee the operations, processes and origination of loans by the net branch offices, (3) to hire necessary staff to properly conduct the net branch operations, (4) fix compensation and benefits for such employees, and (5) to generally administer and manage the net branch operations. However, the net branch operations will continue to be subject to the authority of the Board of Directors of our subsidiary, StarNet Mortgage.

         StarNet Mortgage also has a working relationship with a network of over 2,400 mortgage brokers in 33 states. Over 1,900 of these brokers presently operate within the states constituting our initial geographic marketplace. Those brokers are in the following states:

Arizona                56
Connecticut             1
Hawaii                  7
Kansas                  4
Maryland                1
Missouri                6
New Jersey              1
North Carolina         13
Oregon                 37
Texas                 586
Wisconsin               1
California           1377
Florida                23
Idaho                  10
Kentucky                2
Michigan                1
Montana                 3
New Mexico             16
Ohio                    2
South Carolina          2
Utah                   20
Wyoming                 1
Colorado              116
Georgia                 5
Indiana                 4
Louisiana               1
Minnesota               3
Nevada                 26
New York                1
Oklahoma                1
Tennessee               1
Washington             72

         We anticipate wholesale production during the fiscal year 2001 to exceed $650 million in loans and to continue to grow at an accelerated rate as we commence activity in other states.

         StarNet Retail

         StarNet Retail is our residential loan origination division under which the retail operations and homebuilder group programs are conducted or will be conducted. StarNet Retail is a fully-approved FHA loan underwriter offering a comprehensive menu of conventional as well as government-insured mortgage products to its clients.

         StarNet Retail is developing an active retail division that will generate monthly production from residential real estate agencies and homebuilders. Due to the nature of the business conducted by StarNet Retail, the period of time between loan approval or commitment and closing is extended by the time required for home construction. This creates a significant pipeline of business at any given point in time for us.

         StarNet Retail also intends to develop joint venture agreements with homebuilders. It is intended that the majority of the loans that will result from these joint ventures will be FHA government-insured which then will be sold to investors immediately following closing. StarNet Retail's management anticipates pursuing such homebuilder programs in those markets that coincide with our corporate geographical expansion.

         Residential Lenders, Inc. ("RLI")

         RLI is our retail originator in our Eastern Region and our Internet originating division. RLI receives approximately 1,500 hits per week on their website. From these hits, RLI will contact the customer and turn that lead into a new loan. RLI also advertises extensively on the Internet. RLI has recently entered into the wholesale arena. This wholly owned subsidiary has hired staff to originate mortgage loans throughout the Eastern region of the United States.

         The Internet has become a substantial medium for both communication and electronic commerce. International Data Corporation ("IDC") estimates the number of Internet users worldwide will increase from 115 million in 1998 to approximately 400 million in 2002. In addition, IDC expects that the number of U.S. households using the Internet for online banking will grow from less than
6.6 million in 1998 to more than 32 million in 2003, showing the growth in reliance on the Internet for financial services. Consumers have become proficient in using the Internet for finding, evaluating and purchasing a wide variety of products and services.

         Because of its flexibility, the Internet provides companies with additional ways to reach consumers with the most current information about their products and services. This information can be updated instantaneously to provide new features and presentations, or to adjust prices and terms according to market changes. In addition, the Internet provides a cost-efficient means of conducting a document-intensive business such as mortgage banking. Consumers can apply online, have access to their file, update information instantly, and check the status of their loans 24 hours a day, seven days a week.

         To market and sell loans on the Internet, we intend to work with many of the leading websites in our industry, including Microsoft HomeAdvisor, E-Loan, GetSmart, LendingTree and Consumer Financial Network. We believe a large number of Internet mortgage shoppers will be introduced to lenders on these and other future websites. We believe our inclusion in these websites gives us a strategic advantage because they are developing their business processes and software in conjunction with their existing participating lenders and, in some cases, limiting access by additional lenders.

         Occidental Mortgage Company

         Occidental is our division which originates mortgage loans from 33 states and through three areas of origination: wholesale, retail and Internet originations.

         Prior to our acquisition of the assets of Occidental, Occidental had been in existence for 32 years, originating primarily FHA loans from its retail loan representatives. This division originates the majority of its loans from the wholesale arena, focusing on non-conforming loans. Occidental has been the largest seller of loans to Impac Mortgage Holdings, a real estate investment trust, for the past four years.

         Occidental operates two offices in Irvine, California, and Denver, Colorado, serving 33 states. It has centralized underwriting and funding out of the Irvine location, thus making the Denver location a production office only. In addition, all of our secondary marketing is handled out of the Irvine location.

         General Overview

         Each of our subsidiaries and our Occidental division also offers integrated, interactive, easy-to-use websites providing complete mortgage transaction fulfillment. Currently, most mortgage lending websites act primarily as referral sites to prospective borrowers. These types of sites do not offer transaction fulfillment for the consumer and therefore do not control the entire mortgage process.

         Utilizing our StarNetMortgage.com website, borrowers can choose the subsidiary or division in their geographic area and will be able to efficiently search, analyze and compare various mortgage products from a number of lenders and apply for, qualify for, and obtain the loan most compatible with their individual financial characteristics and borrowing requirements. They will also be able to track online the status of their mortgage applications from submission through closing and to monitor their loans on an ongoing basis after closing, enabling them to optimize any potential refinance decisions in the future.

         We intend to continue to streamline and refine our online origination and processing procedures, enabling borrowers to directly benefit from the cost, speed, and convenience efficiencies made possible by improved techniques and technologies.

         Our management recognizes that successful online origination requires a comprehensive web marketing plan designed to attract attention, generate traffic and ultimately reach prospective borrowers. As part of that plan, we are negotiating a strategic alliance with a major Internet service provider in order to enhance our visibility and exposure.

U.S. RESIDENTIAL MORTGAGE INDUSTRY OVERVIEW

         Traditional United States Mortgage Market

         The Mortgage Bankers Association estimates that the United States' mortgage market totaled over $4.3 trillion of loans outstanding and that mortgage originations were $1.2 trillion in 1999. The mortgage industry is divided broadly into four major segments today:

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

         Over the past two decades, the mortgage industry has evolved. Until the late 1970's, the mortgage market was primarily a captive banking market where retail banks and savings and loan institutions originated loans through their branches, underwrote and closed loans internally, funded loans from their own customer deposits and then serviced the loans themselves. This internal chain of production was broken by the emergence of the pure mortgage bank that could buy mortgages from mortgage brokers and sell to government sponsored mortgage investors, such as Fannie Mae and Freddie Mac, and the development of a large, liquid secondary funding and trading market for mortgage debt. This efficient new market for mortgage funding made it viable for the first time to uncouple from the large retail banks both the front-end functions of mortgage origination and mortgage funding and the back-end function of servicing mortgages.

         This transformation has created both a large, concentrated and efficient secondary mortgage market and a large, fragmented and inefficient mortgage origination and banking market. There are over 20,000 mortgage brokerage operations in the United States, according to the National Association of Mortgage Brokers. However, there is no multi- lender originator that operates nationally and enjoys a widely recognized consumer brand. In 1999, no mortgage originator had over 10% market share in terms of the total number of originated mortgages in the United States. While increased competition at all levels of the industry has resulted in tremendous innovation in the mortgage choices available to consumers, the level of complexity associated with these loans has also increased. In addition, the underwriting and lending processes remain paper and time intensive with little visibility into the process for consumers. As a result of the cumbersome underwriting and lending process, we believe that the traditional mortgage lending process causes many consumers to feel:

         o uncertain that their single-source lenders and brokers are providing unbiased advice and recommending the most suitable mortgage products;

         o skeptical that interest rates and closing costs initially quoted will ultimately be available;

         o intimidated by the number and variety of mortgage products available;

         o pressured to commit to a particular product before they have researched and compared products to their satisfaction;

         o frustrated with the amount and types of fees that they are required to pay in connection with the obtainment of a mortgage; and

         o overwhelmed by the substantial time and effort that it takes to get a mortgage loan.

         Furthermore, many borrowers receive little ongoing assistance in managing their debt after the loan is closed. Many direct lenders who also engage in mortgage servicing are not committed to proactive monitoring of their customers' loans because they risk losing servicing fees if customers refinance with other lenders. Multi-lender brokers have the incentive to pursue refinancing opportunities but typically lack the technological capability to proactively monitor the market changes of thousands of loan products on a continuous basis.

         Market Opportunity for Online Mortgage Origination

         Now with the emergence of the Internet as a viable means of conducting electronic commerce, the mortgage banking industry has made great efforts to utilize this non-traditional distribution channel to increase the amount of originated mortgages. Mortgage origination is well suited to an Internet-based distribution model for a number of reasons, including:

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

         Many companies have attempted to capitalize on this large market opportunity. Existing mortgage banks have created Internet websites to sell their loans directly online as an alternative method to the traditional mortgage origination process. These existing mortgage banks, however, do not offer the consumer a multi-lender selection or comparisons of mortgage products and may also be reluctant to reduce their fees for Internet customers due to their fear of merely diverting customers from their traditional distribution channels.

         A number of Internet websites currently exist that serve as multi-lender distribution channels for mortgage banks. These Internet websites act as referral sites and offer links to various mortgage banks. While many of these referral websites offer a variety of mortgage lenders, they do not offer complete transaction fulfillment for the consumer and therefore do not control the entire mortgage process. Furthermore, because these referral sites do not eliminate the necessity for the services of commissioned loan agents, they do not provide substantial cost savings to the consumer.

         We believe that in addition to traditional distribution channels (such as regional offices and brokers), there exists a significant market opportunity for a centralized, nationally-accessible and simple-to-use online service with a broad selection of products, a compelling value proposition based upon saving borrowers money, time and effort, and an open, integrated service that provides complete transaction fulfillment. Our online service differs from those of our competitors in that we offer a variety of products and allow the customer to complete the mortgage application process online instead of merely being a referral service where customers can only compare interest rates and costs of various lenders or are limited to the products of a single lender.

SERVICES AND PRODUCTS

         We provide a broad range of mortgage lending services, which include conventional, governmental, jumbo (large loan amounts) and non-conforming home mortgage loans. The majority of our loans are made to owners of single-family and condominium residences who use the loan proceeds to purchase new homes or (to a lesser extent) refinance existing home mortgages. We provide funds and close loans to approved mortgage brokers and correspondent lenders who originate the mortgage for the consumer. We solicit these brokers for business, competing with other lenders.

         We provide a variety of products to our approved mortgage broker customers related to home loans. In general, we offer mortgage brokers products for their clients who have credit from "A" (perfect and good credit) to "D" (below average and delinquent) and who desire conventional loans, government loans, conforming loans, and non- conforming loans. All mortgage products are secured by the real property used as collateral for the mortgage.

         Mortgage brokers submit loan packages to our representatives for review and approval. After the mortgage loan is closed, we package the loans into groups and sell the loans to mortgage lending conduits. We determine to whom we will sell the loans based on the conduits' price and service at the time the interest rate is locked and a commitment is delivered to the customer. We do not retain the rights to service either the mortgage loans we close or the loans we purchase from approved correspondent lenders. We anticipate that we will enter into a sub-servicing agreement with a FNMA-approved servicer at the time we obtain FNMA approval. We do not anticipate permanently servicing our loan originations during fiscal year 2001.

SALES AND MARKETING

         Pricing and Yield Management. We use the latest technology included in the "Telerate Plus" financial markets package produced by Bridge Information Systems, Inc. Telerate Plus uses Bridge's market service to provide real-time mortgage prices and yields, as well as instrumentalized data for analysis and charting. It also provides us with up-to-the- minute news and economic statistics regarding the mortgage markets. Athena (part of the Telerate Plus software package) provides charting capabilities, enabling us to have flexibility in trading our mortgage loans. Athena assists in mapping out the strategy in the fixed-income and derivative markets. With the flexibility and customization power of Athena, our risk manager can chart the open-high-low-close data from any source, with up-to-the-minute data updates.

         Mortgage providers hedge their risk by selling loans. In accordance with this practice, we cover our interest rate risk initially by selling the mortgages into the immediate cash market. When a loan is quoted firm to the customer, the loan will be sold "optional" delivery, which gives us the opportunity to search the market for a buyer willing to pay a better price for the loan before it is sold. When the loan is closed, the interest rate risk will be covered in either the cash- forward markets or with derivatives on the futures market. If a loan is not delivered, a non-delivery pair-off fee is assessed. However, when selling to FNMA, delivery is mandatory once the sale of a loan is approved; our opportunity to shop for a better price is not available.

         Distribution. We currently originate approximately 90% of our mortgage loans through traditional distribution channels such as independent mortgage brokers. We believe that such percentage is comparable to major mortgage banking firms' percentage of originations through traditional distribution channels. Independent mortgage brokers generally receive commissions based on originating fee and premium price.

         We have established relationships with a network of over 2,400 mortgage brokers across the country and intend to maintain strong working relationships with them and anticipate we will also pay competitive commissions. We also plan to offer these mortgage brokers significant opportunities to participate in the development of specific corporate strategies and procedures through their attendance at meetings with our senior executives.

         The remaining 10% of our mortgage loans are currently originated through the Internet. On April 15, 2000 we acquired several exclusive advertising agreements with cyberXpo.com, Inc., a Dallas, Texas-based company that operates various mobile Internet access venues, or "cyberCenters," in seven states. Such advertising agreements provide us with the exclusive right to display mortgage lending and real estate advertising at any cyberCenter that is operating in a mall, airport or in a previously agreed upon retail location. Since we began cyberCenter advertising on April 28, 2000, we have already noticed an increase in our Internet mortgage loan origination rate and we anticipate that this rate will continue to increase in the future. Additionally, we anticipate that by continuing to utilize the Internet to originate mortgages we will, in time, be able to decrease the amount of commissions paid to independent mortgage brokers.

         We also anticipate that our future Internet originations will be facilitated through Internet call centers. We currently have one Internet call center in Orlando, Florida and anticipate opening more call centers in the next 12 months. When a customer is introduced to us over the Internet, we will communicate with that customer online or through our Internet call center. Our call center employs representatives who are trained to work with customers in a consultative manner. Our consultative sales approach stresses proactive and frequent contact with customers. For example, our representatives provide customers with written analysis, comparing the costs of different loan products, showing closing costs and amortization schedules. The representatives are trained to call customers frequently, to provide them with updated information about interest rates and to answer frequently-asked questions. The objective of our call center representatives is to build a relationship with potential customers and gain the confidence and business of those customers.

         Homebuilder Relationships and Net Branches. We anticipate expanding mortgage loan originations by developing relationships with homebuilders and using our net branches across the country. We intend to have sales agents visit homebuilders on a regular basis to develop business, to solicit their input and to answer their questions. We expect that the sales managers will be supported by a help desk, staffed full time by employees trained to meet homebuilders' and their customers' needs. Our senior executives plan to call upon these customers to ensure that we understand and respond to their mortgage loan requirements.

         Marketing. We currently market our services through trade shows, advertising and promotions in newspapers, magazines, billboards, radio, television and the Internet and through direct contact with mortgage brokers. We also plan to market our services through direct contact with homebuilders, as well as to maintain a nationwide toll-free telephone number for loan applications and to assign sales representatives to each city where we operate.

THE COMPETITIVE LANDSCAPE

         We compete against savings and loan associations, thrifts, commercial banks, consumer finance companies and other mortgage bankers in the origination of single-family and condominium residential mortgage loans. Many of our competitors are large and operate on a national basis. We compete on the basis of quality of services along with the use of technology and the relationships established by our sales and operations staff.

PRINCIPAL SUPPLIERS

         The Company purchases its loan products for resale and its service products from a select group of suppliers. While we rely on relatively few suppliers, the products are available from numerous sources throughout the country.

GOVERNMENT REGULATIONS

         Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We are subject to the rules and regulations of, and examinations by, HUD and state regulatory authorities with respect to originating, processing, underwriting and selling loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applications, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

         Further, federal and state regulations continue to affect the mortgage loan industry relative to fee disclosure obligations, broker licensure requirements and approval/renewal criteria for government-insured loan underwriting.

         Mortgage broker fee disclosure requirements, originally mandated under the Real Estate Settlement Procedures Act and expanded under the Housing Community Development Act of 1992, were clarified in HUD Statements of Policy in 1996. As a result of these clarifications, mortgage loan brokers are obligated to disclose virtually all income received in mortgage transactions from any sources whatsoever, direct or indirect, to prospective borrowers. Originators or mortgage bankers funding their own loans are not subject to this same degree of disclosure.

         Legislation requiring the licensure of mortgage loan brokers has been adopted in 45 states in the United States, with the remainder of the states expected to follow suit in the near future. In addition to requiring background investigations and continuing educational requirements, many states have established specific criteria designed to demonstrate financial soundness on the part of the individual mortgage loan broker.

         Mortgage loan companies seeking approval and/or renewal of the ability to underwrite readily-marketable FHA/VA government insured loans continue to face expanded and stricter requirements by HUD relative to minimum net worth standards and prior mortgage loan origination volume. We plan on maintaining excess capital to the minimum net worth required by HUD at all times.

         We believe that we are in compliance in all material respects with applicable federal, state and local laws and regulations.

EMPLOYEES

         At June 30, 2000, we had 91 full-time employees in the following departments:

         Sales                              36
         Administration                     16
         Operations                         34
         Secondary Marketing                 5

         Consultants. We have used, and intend to continue using, outside consulting firms to assist us in planning our operations and implementing our business plan. Among the consultants we have engaged are Crossroad Communications and John Duff & Associates.

         Labor Relations. None of our employees are represented by a labor union. We believe we have and will continue to have a good relationship with our employees. Management meets with employees on a routine basis to discuss our objectives, as well as more specific labor issues such as scheduling, compensation and work rules.

                         ITEM 2. DESCRIPTION OF PROPERTY

         Our current headquarters in Dallas, Texas consists of approximately 7,899 square feet of leased office space, with the lease expiring on January 31, 2001. The monthly rental amount for the Dallas facility is $10,268. The Company also maintains the following facilities:

                    SQUARE                LEASE EXPIRATION       MONTHLY RENTAL
  LOCATION          FOOTAGE                                         AMOUNTS
Irvine, CA          9,448 square feet     4/30/01                $   17,478.80
Orlando, FL         2,400 square feet     01/15/04               $    4,031.49
Houston, TX         2,749 square feet     8/14/01                $    2,978.25
Denver, CO          1400 square feet      8/31/01                $     1543.75
Springfield, MO     3,309 square feet     12/01/04               $    2,757.50

         We believe that these facilities will be adequate for our current and proposed operations. In the opinion of our management, the Company's properties are adequately covered by insurance.

                            ITEM 3. LEGAL PROCEEDINGS

         On January 3, 2000, an action was brought against us for breach of contract and fraud by Joni Baquerizo, James Cunningham, Sam W. Pitts, Jr., and Jay Robinson, each of whom is a former employee (the "Plaintiffs"). The Plaintiffs allege that we owe them unpaid wages, unpaid bonuses and stock options. We believe that the Plaintiffs' claims are without merit and intend to vigorously defend ourselves in this litigation.

         From time to time, we are a defendant, or are threatened to be made a defendant, in lawsuits encountered in the ordinary course of our business, the resolution of which should not have a material adverse effect on our financial position. Except as disclosed above, we are not currently aware of any litigation currently pending or threatened to which we are subject to or to which we may be a party.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2000.

                                     PART II

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

GENERAL

         On October 19, 1999, our Common Stock commenced trading on the NASD Over-the-Counter Bulletin Board (the "Bulletin Board") under the symbol "SNFN." There was no material market for our Common Stock prior to October 19, 1999. The table below sets forth the high and low bid prices of our Common Stock for the periods indicated, as reported by the Bulletin Board.

         These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  Price Range of
                                                   Common Stock
                                                   ------------
                                                 High           Low
                                              ---------     --------
FISCAL YEAR ENDING MARCH 31, 2000:
     Third Quarter .........................  $   10.25     $   2.50
     Fourth Quarter ........................       6.50         2.00

         On March 31, 2000, the closing bid price for a share of our Common Stock, as reported on the Bulletin Board, was $2.75. As of March 31, 2000, there were approximately 500 stockholders of record of our Common Stock.

MARKET PRICE

         When the trading price of our Common Stock is below $5.00 per share, our Common Stock is considered to be a "penny stock" which is subject to rules promulgated by the SEC (Rules 15g-1 through 15g-9) under the Securities Exchange Act of 1934 (the "Exchange Act"). These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC's standardized risk disclosure document; (b) providing to customers current bids and offers; (c) disclosing to customers the broker-dealers and sales representative compensation; and (d) providing to customers monthly account statements.

         Shown below is certain information concerning all sales of securities by us that were not registered under the Securities Act of 1933, as amended (the "Securities Act") and that have not been previously reported in our Quarterly Reports on Form 10-QSB.

         We conducted a private placement of up to 7,500,000 shares of our Common Stock from January 21, 2000 until June 30, 2000 at an offering price of $1 per share. As part of this private placement, we issued 1,486,105 shares of Common Stock. Exemption from registration was claimed under Section 4(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its Common Stock, and the Company currently intends to retain any future earnings to fund the development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future declaration and payment of dividends on its Common Stock, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial conditions, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements that involve risks and uncertainties. Our actual results may be very different from the results discussed in the forward-looking statements. Some of the factors that could cause differences are discussed below.

OVERVIEW

         We are engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single-family residences through traditional channels of distribution and over the Internet. It is the intent of our management to create a mortgage lending operation which is highly diversified in the following ways:

o Product lines. We offer or intend to offer conforming conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgages, "sub-prime" mortgages (generally loans to borrowers with below average or delinquent credit) and "non-conforming" mortgages (which allow for more limited documentation of borrowers' credit).

o Geography. We have employees in California, Florida, Texas, Colorado, Nevada and Missouri. We are presently qualified to do business in 33 states. We expect to be qualified and licensed as required in the remainder of the United States within the next three to six months. We also expect to open three new regional offices by the end of fiscal year 2001.

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

         Effective as of October 1, 1999, we acquired Residential Lenders, Inc., a Florida-based retail loan operation specializing in conforming lending. RLI has operated an Internet website for approximately three years from which it derives a substantial volume of its business. This acquisition, therefore helps us to continue our diversification both as to geography and distribution channel.

         Effective as of October 1, 1999, we also acquired the assets and operations of Occidental Mortgage Company, a California-based retail and wholesale loan operation specializing in sub-prime and non-conforming lending. Occidental also has limited capability to service loans (i.e. collect customer payments, hold tax and insurance escrows and pay the same when due). Management believes that this acquisition serves geographic and product line diversification.

         In September 1999, we established a wholesale loan office in Houston, Texas, staffed with personnel knowledgeable and experienced in sub-prime and non-conforming loans as well as conforming conventional, FHA and VA loans.

         In December 1999, we established a wholesale loan office in Denver, Colorado, staffed with personnel knowledgeable and experienced in non-conforming loans. We believe that we will be able to service the Rocky Mountain area with centralized underwriting and closing from our Western Regional office in Irvine, California.

         Effective as of December 31, 1999, we sold all of the capital stock of GM. We did, however, retain certain operations, personnel and relationships of GM.

         On April 28, 2000, we purchased substantially all of the assets of Wall Street Mortgage of Dallas, Inc., a Dallas-based company which is engaged in the business of residential mortgage brokering. As part of this acquisition, we have acquired several exclusive advertising agreements with cyberXpo.com, Inc., a Dallas, Texas-based company, that operates various mobile Internet access venues, or "cyberCenters," in seven states. Such advertising agreements provide us with the exclusive right to display mortgage lending and real estate advertising at any cyberCenter that is operating in a mall, airport or in a previously agreed upon retail location.

         We continually evaluate prospective acquisitions. However, having experienced rapid growth, we intend to focus during the near term on the further development of the infrastructure (in terms of management, systems, equipment, policies and procedures) necessary to cohesively integrate our operations and optimize their effectiveness in fulfilling our strategic objectives.

PRODUCTION

                                STARNET MORTGAGE

                  FISCAL YEAR ENDED 3/31/00 - NEW APPLICATIONS


                                         FISCAL YEAR ENDED 3/31/00
StarNet - Dallas                              $ 98,657,785
StarNet - Houston                               37,519,026
RLI - Eastern Region                            36,124,454
OMC - Western Region                           532,688,233
                                              ------------
                                   TOTAL: $    704,989,498


                                STARNET MORTGAGE

                      FISCAL YEAR ENDED 3/31/00 - CLOSINGS


                                         FISCAL YEAR ENDED 3/31/00
StarNet - Dallas                            $  43,783,191
StarNet - Houston                              19,348,729
RLI - Eastern Region                           16,315,070
OMC - Western Region                          137,125,906
                                            -------------
                                   TOTAL: $   216,572,896

         We anticipate receiving and processing $1,800,000,000 of mortgage loan applications during fiscal year 2001, and we anticipate that we will close up to $650,000,000 of those loans during fiscal year 2001. We anticipate wholesale loan production to grow at an accelerated rate as we commence activity in other states. However, these expectations are subject to interest rate fluctuations and other market conditions, which we have no control over.

PIPELINE

         The loan pipeline (the "Pipeline") is the volume of loans in our combined system that have met all of our preliminary criteria subject to completion of underwriting documentation. As of March 31, 2000, the Pipeline had a total of $157,644,146 in mortgage loans available. The Pipeline consists of approximately $100,000,000 of non- conforming loans ("A"), $25,000,000 in sub-prime loans ("B/C") and the balance is in government-insured loans and various conforming product. As of March 31, 2000, the total approximate Pipeline by region was as follows:

      Western Region                            $     85,967,076
      Central Region (Dallas and Houston)       $     47,297,070
      Eastern Region                            $     24,380,000
                                                ================
                                                $    157,644,146

         The loans generated by us can be sold on an individual basis ("flow") or sold in package form ("bulk"). We can form one package or several packages during a month, depending on the best execution (i.e., highest price). Loans sold on a flow can be sold rapidly. Loans sold in bulk generally require more time to assemble, often 15 to 30 days from the date of our funding.

         As of March 31, 2000, we had a cash position of $294,172. Throughout the 2000 fiscal year, we have experienced negative cash flows from operations amounting to $5,250,005. Rising interest rates leading to a decline in loan production place additional pressures on liquidity.

         During the fourth quarter of fiscal year 2000 and the first quarter of fiscal year 2001, we conducted a private placement of our common stock. As part of this private placement, we issued 1,486,702 shares of Common Stock, and we raised approximately $1.4 million in cash. Additional capital will need to be raised for us to continue our business as contemplated in our business plan beyond the next 12-month period.

RESULTS OF OPERATIONS

         As a mortgage lender, we generate revenues through the origination and subsequent sale of funded loans. These revenues are made up of loan processing fees, net gain on sale, and net interest income. Loan processing fees include application, documentation, commitment, and processing fees paid by borrowers. New gain on sale consists of the difference in price paid by the borrower and the price paid by the permanent investor, which includes the value of the rights to service loans. Net interest income consists of the difference between interest received by us for the time we hold a loan and interest paid by us under our credit facilities.

         Our expenses largely consist of:

o        salaries and benefits paid to employees;

o        occupancy and equipment costs;

o Internet and other technology-related expenses, including licensing and participation fees and advertising costs; and

o        data processing and communication costs.

A substantial portion of these expenses are variable in nature. Commissions paid to loan originators are 100% variable, while other salaries and benefits fluctuate from quarter to quarter based on our assessment of the appropriate levels of non-loan originator staffing, which correlates to the current level of loan origination volume and our estimates of future loan origination volume.

         Seasonality affects the mortgage industry as loan originators are typically at their lowest levels during the first and fourth quarters of the calendar year due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continuing through October. As a result, we expect higher earnings in our first and second quarters and lower earnings in the third and fourth quarters of our fiscal year.

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

         Prior to May 1999, we were known as Sarkis Capital, Inc. ("Sarkis"), an inactive publicly held corporation pursuing a business combination with a privately held company believed to have growth and profit potential, irrespective of the industry in which the privately held company was operating. With the acquisition of LoanNet, Occidental, RLI and Wall Street, we have embarked on a plan to become a significant competitor in the mortgage banking industry. Subsequent to the acquisitions, we raised approximately $3.6 million in capital through a private placement of our Common Stock which closed on September 30, 1999 and approximately $1.4 million through a private placement of our Common Stock which closed on June 30, 2000. As such, our prior results are not indicative of our future prospects.

         Due to the evolution of our business strategy, we believe that our historical results of operations for the periods presented may not be directly comparable. Further, we believe the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by the continued integration of our acquired businesses.

         The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto and other detailed information appearing elsewhere herein.

         FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1999

         No comparison to the fiscal year ended March 31, 1999 is relevant since we did not begin mortgage loan operations until the fiscal year ended March 31, 2000.

         REVENUES

         During fiscal year 2000, we had gross revenues of $4,929,177.

         LOAN PROCESSING EXPENSES

         Loan processing expenses amounted to 464,027 in fiscal year 2000.

         MARKETING AND SALES EXPENSE

         Marketing and sales expense consists primarily of advertising and promotional expenditures. Marketing and sales expense amounted to $368,500 in fiscal year 2000.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expenses for fiscal year 2000 consisted of $5,396,410 in compensation and benefits, $565,822 in travel and entertainment, $1,216,159 in office occupancy expenses, $593,459 in consulting and contract services, $216,901 in legal and professional services, $39,656 in insurance and $329,003 in depreciation and amortization.

         INTEREST EXPENSE

         Interest expense is comprised of interest on indebtedness. Interest expense amounted to $36,696 in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had a cash position of $294,172. Throughout fiscal year 2000, we have experienced negative cash flows from operations amounting to $5,250,005. Rising interest rates leading to a decline in loan production place additional pressures on liquidity.

         During the fourth quarter of fiscal year 2000 and the first quarter of fiscal year 2001, we conducted a private placement of our common stock. As part of this private placement, we issued 1,486,702 shares of Common Stock, and we raised approximately $1.4 million. Additional capital will need to be raised for us to continue our business as contemplated in our business plan beyond the next 12-month period.

         The discussion above addresses working capital requirements. In addition to working capital, we fund our "Mortgage Loans Held for Sale" through advances under warehouse lines of credit. Our subsidiary, StarNet Mortgage, currently uses three lines of credit (implemented by means of "loan purchase agreements") with an aggregate limit of $11,000,000 provided by First State Bank of Moulton and Lott State Bank. Additionally, StarNet Mortgage maintains two warehouse lines of credit with DLJ Mortgage Capital, Inc., a New York corporation, and IMPAC Warehouse Lending Group, a California corporation.

         We have a critical need for additional working capital to execute our business strategy. We anticipate using the net proceeds of the private placement discussed above to open additional regional offices, hire additional personnel and maintain net worth requirements for federal agency approvals and credit facilitation. In the event that we are unable to obtain additional capital, we will forego further expansion of our net branch and regional office network, reduce the number of employees and overhead expenses, curtail our loan production activities and/or sell loans earlier than is optimal and concentrate our efforts on our existing operations.

         We believe that the lines of credit, funds generated from operations and the net proceeds of the private placement will be sufficient to finance our current and anticipated operations for at least the next 12 months. Our long-term capital requirements beyond this 12-month period will depend on numerous factors, including the following:

         o        the rate of market acceptance of our products and services;

         o        the ability to expand our customer base; and

         o the level of expenditures for sales and marketing and other factors.

To the extent that the lines of credit, the net proceeds of the private placement and our revenues are insufficient to fund the activities in the short or long term, we would need to raise additional funds by incurring debt or through public or private offerings of our stock. We are, however, actively negotiating with other providers of mortgage warehouse lending facilities for increased limits and more favorable terms.

INFLATION

         Fluctuations in interest rates and increases and decreases of the prime rate may directly impact the mortgage market and our ability to attract "A" or "B/C" or other classes of mortgage loans. If interest rates should rise, the number of applications for new mortgages may decrease. The "A" mortgage market is primarily composed of borrowers who are interest-rate-driven or for purchasing homes; that is, "A" mortgage borrowers refinance current mortgages for ones with lower interest rates and otherwise more favorable terms. As interest rates increase, such refinancing diminishes purchase activities and the number of loan applications in the "A" market decrease. The "B/C" market is primarily comprised of borrowers who are payment-driven with a use of the mortgage loan as a source of equity. Often a goal of the "B/C" borrower is to leverage available equity for immediate use, and despite increases in interest rates, the "B/C" borrower focuses primarily on the amount of the monthly payment. Thus, the decrease in loan applications in the "B/C" market which may occur when interest rates increase, is typically not as significant as in the "A" mortgage market. However, since we intend to continue to concentrate our loan origination efforts in the "A" mortgage market, there can be no assurance that in the event that interest rates rise, that such a rise will not have a negative impact on our financial position by causing fewer "A" mortgages to be processed.

         However, management does not believe that inflation will have a material impact on the Company's pricing of goods or services since the Company, generally, has the ability to adjust prices for its technical services to meet the current market conditions.

RISK FACTORS

         We have only recently begun operations and are presently incurring losses.

         Although, a number of our subsidiaries and divisions have been in operation for a number of years, we have only operated as a consolidated group for a short period of time. Consequently, our business profile is that of a development-stage company. Typical of a development-stage company, our ability to generate revenue is subject to substantial uncertainty and risk. In addition, we anticipate that our operating expenses will increase substantially in the foreseeable future as we open additional regional and net branch offices and increase our sales and marketing activities. Accordingly, we expect to incur losses at least through the second quarter of fiscal year 2001 and may continue to incur losses for some time thereafter. There can be no assurance that we will begin expanded operations successfully or on a timely basis or that we will be successful in obtaining market acceptance. There can be no assurance that we will be able to achieve or sustain operating profitability. Our success may ultimately depend on management's ability to react expeditiously to exigencies that have not been taken into account in our business plan.

         We have a need for additional financing.

         We require substantial capital to pursue our operating strategy. We fund, and expect to continue to fund, mortgage loans not only with our own cash, but also primarily with cash obtained through borrowings from nonaffiliated lenders. Our subsidiary, StarNet Mortgage, currently uses three warehouse lines of credit with an aggregate borrowing limit of $11,000,000 provided by First State Bank of Moulton and Lott State Bank.(1)

         Additionally, StarNet Mortgage maintains two true warehouse lines of credit with DLJ Mortgage Capital, Inc., a New York corporation, and IMPAC Warehouse Lending Group, a California corporation, with borrowing limits of $30,000,000 and $25,000,000, respectively. Through the practice of managing the flow of loans through shipping and investor purchase, the credit facilities can be turned up to two times their size. We fund substantially all of the loans which we originate and purchase through borrowings under our warehouse lines of credit. These borrowings are in turn repaid with the proceeds received by selling such loans either through whole loan sales or bulk sales.

         We conducted a private placement of our Common Stock during the last quarter of fiscal year 2000 and the first quarter of fiscal year 2001. We anticipate that the net proceeds of this private offering will permit us not only to maintain, but to increase the line-of-credit facilities available for funding mortgage loans. To the extent that we are unable to obtain additional line-of-credit financing, or even to maintain or replace (at comparable levels) our existing warehouse lines of credit, we would have to curtail our loan production activities or sell loans earlier than is optimal, thereby having a material adverse effect on our results of operations and financial conditions. Further, we may need additional capital to satisfy future capital requirements.

----------

(1) Rather than true "warehouse" lines of credit, StarNet Mortgage has agreements known as "loan purchase agreements" with all of the aforementioned banks. These agreements require that StarNet Mortgage provide a firm commitment showing the loan rate locked, price to be purchased at, and the expiration date of the lock for each loan before funds are released. These commitments assure that each loan will be purchased out of the line at a guaranteed price within a given time frame.

         We cannot assure you that we will be able to raise needed capital from other sources on terms favorable to us, if at all. If we are unable to obtain sufficient capital in the future, our ability to pursue our business strategy and results of operations for future periods may be impaired.

         Our additional financing requirements could result in dilution to existing stockholders.

         If additional financing is required, it could be obtained through one or more transactions which effectively dilute the ownership interests of holders of our Common Stock. Further, there can be no assurance that we will be able to secure such additional financing. We have the authority to issue additional shares of Common Stock, as well as additional classes or series of ownership interests or debt obligations of the Company which may be convertible into any class or series of ownership interests in the Company. We are authorized to issue 60,000,000 shares of Common Stock and 3,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of the holders of our Common Stock.

         We have substantial indebtedness.

         We rely on lines-of-credit to fund our operations. From time-to-time, the amount of indebtedness under these lines-of-credit is substantial. Our substantial indebtedness could increase our vulnerability to general economic and industry conditions, limit our ability to fund future working capital, capital expenditures and other general corporate requirements, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. Our profit margins may also decrease if interest rates on our lines-of-credit increase.

         We have a limited number of offices.

         Currently, we have six regional offices established. We intend to establish three additional regional offices during fiscal year 2001. Because of our small number of traditional offices, we may be at a competitive disadvantage compared to other mortgage banking firms that can spread their operating costs across more offices and originate more loan production and revenue within their much more extensive branch office networks.

         Our future success will be dependent on our ability to attract and retain key personnel.

         Our success depends in large part on the efforts and abilities of our senior management, including Daniel L. Jackson, our Chief Executive Officer, Kenneth F. Urbanus, our Chief Operating Officer and President, Edward P. Dayton, our Executive Vice President-Operations and Secretary, Thomas Deutsch, our Executive Vice President-National Production, and Ms. Jennifer Salsbury, our Executive Vice President-Risk Management/Secondary Marketing. The loss of one or more of these individuals could adversely affect our business. We currently have employment agreements with Ms. Salsbury and Messrs. Urbanus, Dayton and Deutsch. We do not carry key-man insurance on any of our executive officers.

         We further believe that our future success also depends significantly upon our ability to attract, train, retain and motivate highly skilled mortgage bankers, as well as technical, sales and management employees and consultants. We cannot assure you that we will be able to retain our current key personnel or attract and retain qualified personnel, which would materially and adversely affect our business and operating results.

         The substantial growth projected by us, if achieved, must be efficiently and effectively managed.

         Our growth has placed, and will likely continue to place, a significant strain on our managerial, operational and financial resources. We need to:

         o improve our financial and management controls, reporting systems and procedures;

         o expand, train and manage our work force for marketing, sales and support and website development and design; and

         o manage multiple relationships with various customers and other third parties.

         We face risks in connection with any potential acquisition that could have a material adverse impact on our growth or our operations.

         From time to time, we may consider selective strategic acquisitions of mortgage lenders and other mortgage banking-related companies. There is substantial competition for acquisition opportunities in the mortgage industry. This competition could result in an increase in the price of, and a decrease in the number of, attractive acquisition candidates. As a result, we may not be able to successfully acquire attractive candidates on terms we deem acceptable. In addition, we cannot assure you that we will be able to obtain the requisite financing on terms we deem acceptable. Pursuing acquisitions also involves a number of special risks, including adverse short-term effects on our results of operations, dilution resulting from issuances of our Common Stock, diversion of management's time, strain on our financial and administrative infrastructure, difficulties in integrating acquired businesses and personnel, loss of personnel and unanticipated legal liabilities. We cannot guarantee you that we will be able to overcome these acquisition risks or that they will not adversely affect our growth and results of operations.

         The loss of key purchasers of our loans or a reduction in prices paid could adversely affect our financial condition.

         We sell substantially all of the mortgages that we originate to institutional buyers. Generally, we sell the servicing rights to our loans at the time we sell those loans. During fiscal year 2000, we sold our loans to twenty different investors, some of which compete with us directly for retail originations. If these financial institutions or other significant purchasers of our loans cease to buy our loans or servicing rights and equivalent purchasers cannot be found on a timely basis, then our business and results of operations could be materially adversely affected. Our results of operations could also be affected if these financial institutions or other purchasers lower the price they pay to us or adversely change the material terms of their loan purchases from us.

         The prices at which we sell our loans vary over time. A number of factors determines the price we receive for our loans. These factors include:

         o        the number of institutions that are willing to buy our loans;

         o        the amount of comparable loans available for sale;

         o        the levels of prepayments of, or defaults on, loans;

         o        the types and volume of loans we sell;

         o        the level and volatility of interest rates; and

         o        the quality of our loans.

The prices at which we can sell our mortgage servicing rights vary over time and may be materially adversely affected by a number of factors, including the general supply of and demand for mortgage servicing rights and changes in interest rates. Servicing rights for a particular loan category that was originated at higher interest rates tend to have a lower value than those originated with comparatively lower interest rates due to the greater likelihood that loans with higher interest rates will be prepaid more quickly.

         Our hedging strategy may not protect us from interest rate risk and may lead to losses.

         Although we generally sell our loans within 30 days after funding, there may be unexpected delays that could increase our interest rate exposure. While we use hedging and other strategies to minimize our exposure to interest rate risks, no hedging or other strategy can completely protect us. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the hedges that we make will adequately offset the risks of interest rate volatility or that our hedges will not result in losses.

         We rely on others for consulting services.

         We may enter into agreements with contractors, which may include firms providing website design, software design, information systems and marketing services. We have verbally entered into certain of these agreements, but only one of the agreements was committed to writing. The verbal agreements are terminable at will, and the written agreement terminated on April 30, 2000. When and if terminated, there is no assurance that the verbal agreements could be replaced on the same or similar financial terms.

         To expand our Internet business, we intend to expend significant funds currently without assurance of increased future earnings or profitability.

         We anticipate expending significant funds to implement our growth strategy. There may be a significant delay between the timing of these expenditures and any increase in earnings, which may depress our earnings. Our future plans are subject to both known and unknown risks and uncertainties that may cause our actual results in future periods to be materially adversely different than our prior performance. As a result, we cannot guarantee that our future revenues will increase or that we will continue to be profitable.

         Our Internet success will depend, in part, on the development and maintenance of the Internet's infrastructure and consumer acceptance of the Internet as a distribution channel for mortgages. Internet-based mortgage lending is relatively new, and we cannot assure you that consumers will increase their use of the Internet for obtaining mortgage loans. In order to increase our loan volume on the Internet, we depend on building and maintaining relationships with operators of Internet mortgage websites, attracting consumers with our loan terms and service, and controlling our costs. However, our ability to significantly increase the number of loans we originate over the Internet and to continue to originate loans profitably over the Internet remains uncertain.

         To expand our Internet business, we must safeguard our customers' financial data and our computer systems against Internet intruders and hackers.

         Our online loan origination and processing activities will be adversely affected if we are unable to satisfactorily safeguard the security and privacy of our customers' financial data. A significant barrier to the future growth of e-commerce and online communication is the concern over the security of confidential information transmitted over the Internet. We use Netscape Communicator v. 4.5 rather than earlier Netscape versions or other browsers to avoid certain security problems, such as root certification authority recognition. We believe that we have taken adequate measures to ensure the privacy and confidentiality of our customers' financial information. Nevertheless, continuing consumer confidence in and usage of the Internet for mortgage loan origination and processing could be adversely affected by evidence of the inability of a mortgage loan originator to assure the privacy and confidentiality of customers' financial information.

         Our computer systems may be subject to break-in by hackers accessing our computer systems through the our Internet website. We currently use the Intruder Alert software package for Internet website security. Internet Alert will notify us of any attempted break-in to our computer network, stop the intruder, and then build a visual map showing the intruder's Internet Service Provider thus allowing us to locate and report the intruder to the authorities.

         The results of our operations will be affected by various factors and will be subject to certain risks inherent in the mortgage lending industry, many of which are beyond our control, including general economic conditions and interest rate levels.

         Our business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Further, delinquencies, foreclosures, and losses generally increase during economic slowdowns or recessions.

         Any sustained period of such increased delinquencies, foreclosures or losses could adversely affect the pricing of our loan sales. While we believe the underwriting criteria and collection methods we utilize enable us to mitigate the higher risks, we cannot assure you that such criteria or methods will afford adequate protection against such risk.

         Fluctuations in interest rates and increases and decreases of the prime rate may directly impact the mortgage market and our ability to attract "A" or "B/C" or other classes of mortgage loans. If interest rates should rise, the number of applications for new mortgages may decrease. The "A" mortgage market is primarily composed of borrowers who are interest-rate-driven or for purchasing homes; that is, "A" mortgage borrowers refinance current mortgages for ones with lower interest rates and otherwise more favorable terms. As interest rates increase, such refinancing diminishes purchase activities and the number of loan applications in the "A" market decrease. The "B/C" market is primarily comprised of borrowers who are payment-driven with a use of the mortgage loan as a source of equity. Often a goal of the "B/C" borrower is to leverage available equity for immediate use, and despite increases in interest rates, the "B/C" borrower focuses primarily on the amount of the monthly payment. Thus, the decrease in loan applications in the "B/C" market which may occur when interest rates increase, is typically not as significant as in the "A" mortgage market. However, since we intend to continue to concentrate our loan origination efforts in the "A" mortgage market, there can be no assurance that in the event that interest rates rise, that such a rise will not have a negative impact on our financial position by causing fewer "A" mortgages to be processed.

         We retain some risk on loans that we sell.

         Although we sell substantially all loans which we originate and purchase on a nonrecourse basis, we retain some risk on substantially all loans sold. During the period of time that loans are held pending sale, we are subject to the various business risks associated with the lending business, including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers.

         In the ordinary course of our business, we may be subject to claims made against us by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including our appraisers), incomplete documentation and failures to comply with various laws and regulations applicable to our business. We believe that there are no such claims currently asserted. However, any such claims asserted in the future may result in legal expenses or liabilities which could have a material adverse effect on our results of operations and financial condition.

         We are at any one time potentially subject to past portfolio liabilities, particularly from our conforming loan business. We may receive demands for repurchase from various investors. Though we will attempt to have such individual requests rescinded or cured, there can be no assurance that individual defects will be cured. Regardless, we do not believe that this risk would seriously impair our ability to operate successfully.

         We face intense and increasing competition in the mortgage lending industry that could adversely impact our market share and our revenues.

         As a marketer of mortgage loans, we face intense competition, primarily from traditional mortgage lenders, such as commercial banks, savings and loan associations, credit unions, thrift institutions, and finance companies, as well as from Internet-based lending companies and other lenders on the Internet. Furthermore, entry barriers in the mortgage industry are relatively low and increased competition is likely. As we seek to expand our business, we will face a greater number of competitors, many of whom will be well-established in the markets we seek to penetrate.

         Competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, and interest rates. Furthermore, we depend largely on real estate brokers, visitors to our Internet website, independent mortgage brokers, financial institutions and other mortgage bankers for our originations and purchases of new loans. Many of our competitors are substantially larger, have better name recognition and have more capital and other resources than us. Our competitors also use the Internet to obtain originations and purchases of new loans and also seek to establish relationships with our independent mortgage brokers, financial institutions, and other mortgage bankers, none of whom is obligated by contract or otherwise to continue to do business with us.

         Competition may also be affected by fluctuations in interest rates and general economic conditions. During periods of rising interest rates, competitors which have "locked-in" low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit our customers to refinance their loans. During economic slowdowns or recessions, our borrowers may have new financial difficulties and may be receptive to offers by our competitors.

         Competition may also lower the rates we are able to charge borrowers, thereby potentially lowering the amount of premium income on future loan sales and sales of servicing rights. Increased competition also may reduce the volume of our loan originations and loan sales. We cannot assure you that we will be able to compete successfully in this evolving market.

         Mortgage banking is a highly regulated industry at both the federal and state levels of government. We must become compliant and maintain our compliance with a myriad of federal and state laws and regulations.

         Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We are subject to the rules and regulations of, and examinations by, the United States Department of Housing and Urban Development ("HUD") and state regulatory authorities with respect to originating, processing, underwriting and selling loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applications, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

         Our operations on the Internet are not currently subject to direct regulation by any government agency in the United States beyond mortgage-related regulations and regulations applicable to businesses generally. A number of legislative and regulatory proposals currently under consideration by federal, state and local governmental organizations may lead to laws or regulations concerning various aspects of business on the Internet, including:

         o        user privacy;

         o        taxation;

         o        content;

         o        access charges;

         o        liability for third-party activities; and

         o        jurisdiction.

The adoption of new laws or the application of existing laws may decrease the use of the Internet, increase our costs or otherwise adversely affect our business.

         The United States Congress and other governmental officials have also occasionally suggested the elimination of the home mortgage interest deduction for federal income tax purposes, either in part or entirely, based on borrower income levels, type of loan or principal amount of loan. The competitive advantages of tax-deductible interest, when compared with other sources of financing, could be eliminated or seriously impaired by such government action.

         Regulatory and legal requirements are subject to change. If such requirements change and become more restrictive, it would be more difficult and expensive for us to comply and could affect the way we conduct our business, which could adversely impact our results of operations. Although we believe we are currently in material compliance with the laws, rules and regulations to which we are subject, we cannot assure you that we are, or will be, in full compliance with applicable laws, rules and regulations. If we cannot comply with those laws or regulations, or if new laws limit or eliminate some of the benefits of purchasing a mortgage, our business and results of operations may be materially adversely affected.

               Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is included beginning on Page F-1 of this Annual Report on Form 10-KSB.

              Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedures during the year ended March 31, 2000. However, as of June 1, 1999, Jackson & Rhodes, P.C. was dismissed as the Company's certifying accountants. The Board of Directors approved the engagement of Farmer, Fuqua, Hunt & Munselle, P.C. as the Company's new principal certifying accountants as of June 1, 1999. As of May 31, 2000, Farmer, Fuqua, Hunt & Munselle, P.C. resigned as the Company's certifying accountants. During its tenure, Farmer, Fuqua, Hunt & Munselle, P.C. had not audited the Company or any of its subsidiaries. The Board of Directors approved the engagement of Simonton, Kutac & Barnidge, LLP, as the Company's new principal certifying accountants as of June 1, 2000.

         During each of its tenure as certifying accountant for the Company, Jackson & Rhodes, P.C. and Farmer, Fuqua, Hunt & Munselle, P.C.'s reports on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles. The dismissal and resignation of Jackson & Rhodes and Farmer, Fuqua, Hunt & Munselle, respectively, were not the result of any disagreements on any matter involving accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

                    ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company and their ages as of June 30, 2000 are as follows:

        Name                               Age               Position with Company
        Daniel L. Jackson (1)              50                Chairman of the Board and Chief Executive
                                                             Officer

        Kenneth F. Urbanus (2)             47                President, Chief Operating Officer and
                                                             Director

        Edward P. Dayton                   57                Executive Vice President-Operations and
                                                             Secretary

        Thomas Deutsch                     50                Executive Vice President-National Production

        Jennifer Salsbury                  49                Executive Vice President-Risk
                                                             Management/Secondary Marketing

        Bradley M. Pence (1)(2)            33                Director

        Edward P. Rea (1)(2)               59                Director

---------------------

(1)  Audit committee member.

(2)  Compensation committee member.

BIOGRAPHICAL INFORMATION

         Mr. Daniel L. Jackson has been a director and Chief Executive Officer of the Company since May 1999. Mr. Jackson has 25 years experience providing accounting, taxation, and advisory services to various industries and government. Since 1987, he has been engaged as a Certified Public Accountant, Certified Management Consultant and Certified Fraud Examiner with Jackson & Rhodes P.C.

         Mr. Kenneth F. Urbanus has been President, Chief Operating Officer and a director of the Company since October 1999. From 1996 until assuming his duties with the Company, he was President, Chief Executive Officer and Senior Vice President-Production of Occidental Mortgage Company in Irvine, California. From 1992 to 1994, he was a vice president of CenFed Bank, FSB, where he managed the government lending department as well as the retail and wholesale lending activities in Orange and San Diego Counties, California.

         Mr. Edward Dayton has been Executive Vice President-Operations of the Company since August 1999. From 1990 until assuming his duties with the Company, he was Regional Division Manager-Wholesale Lending of Stratford Mortgage in Dallas, Texas.

         Mr. Thomas Deutsch has been Executive Vice President-National Production of the Company since October 1999. From 1996 until assuming his duties with the Company, he was Senior Vice President and Director of Wholesale Lending of Occidental Mortgage Company. From 1987 to 1996, he was Senior Vice President of Imperial Credit Industries, where he managed the wholesale division.

         Ms. Jennifer Salsbury has been Executive Vice President-Risk Management/Secondary Marketing of the Company since October 1999. From 1996 until assuming her duties with the Company, she was Senior Vice President of Occidental Mortgage Company, where she handled risk management. From 1991 to 1996, she was Senior Vice President-Secondary Marketing of Rancho Mortgage Corporation, where she was responsible for risk management, quality control, and corporate training.

         Mr. Bradley M. Pence has been a director of the Company since May 1999. Mr. Pence is not employed by the Company. Since 1995, he has been with Churchill Capital Company, L.L.C. of Dallas, Texas, where he is an expert in originating, underwriting and placing large commercial property transactions.

         Mr. Edward P. Rea has been a director of the Company since May 1999. Mr. Rea is not employed by the Company. Since 1998, he has been an independent business consultant. From 1994 until 1998, he was President and co-founder of The Crafters' Marketplace, Ltd. in Ontario, Canada, where he created and directed a retail chain of 26 craft outlet stores throughout Canada with annual sales in excess of $35,000,000.

         The Company has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All officers of the Company serve at the pleasure of the Board of Directors. All Officers of the Company will hold office until the next annual meeting of the shareholders of the Company.

RECENT CHANGES

         As of June 7, 2000, Michael J. Gulinson, the former Executive Vice President - Finance and Chief Financial Officer of the Company, resigned to pursue other interests.

BOARD COMMITTEES

         We maintain a Compensation Committee, consisting of three board members, and an Audit Committee consisting of three board members. The Compensation Committee is responsible for review and making recommendations to our board of directors on all matters relating to compensation and benefits provided to executive management. The members of the Compensation Committee are Messrs. Pence, Rea and Urbanus. The Compensation Committee has the exclusive authority to administer our 1999 Stock Option Plan. The Audit Committee assists our board of directors in exercising its fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, reporting and control practices. It is responsible for recommending to our board of directors the independent auditors for the following fiscal year. The Audit Committee meets periodically with our management, financial personnel and the independent auditors to review internal accounting controls and auditing and financial reporting matters. The members of the Audit Committee are Messrs. Jackson, Pence and Rea.

COMPENSATION OF DIRECTORS

         We do not currently pay any remuneration to our non-employee directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Other than Mr. Urbanus, none of the members of the compensation committee is currently or has been, at any time since our incorporation, an officer or employee of ours. No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Mandatory Indemnification of Directors and Officers

     Our Restated Certificate of Incorporation provides that to the fullest extent permitted by Delaware statutory or decisional law, a director of the Company shall not be liable to us or our stockholders for any act or omission in such director's capacity as a director. Any repeal or amendment of the Certificate of Incorporation, or adoption of any other provision of the Certificate of Incorporation inconsistent with such exculpatory provisions, by our stockholders shall be prospective only and shall not adversely affect any limitation on the liability to the Company or our stockholders of a director of the Company existing at the time of such repeal, amendment or adoption of an inconsistent provision.

     Additionally, the By-laws provide that, we shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action, suit, or proceeding by or in the right of the Company) (collectively referred to as an "Action"), by reason of the fact that he is or was a director or officer of the Company, against expenses (including, without limitation, attorneys' fees), judgments, fines, and amounts paid in settlement (collectively, "Expenses") actually and reasonably incurred by him in connection with such Action, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Action, had no reasonable cause to believe his conduct was unlawful.

     We shall also indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding by or in the right of the Company to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the Company against Expenses actually and reasonably incurred by him in connection with the defense or settlement of such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company.

     Discretionary Indemnification of Directors and Officers

     In addition to the above mandatory indemnification, our By-laws provide that we may indemnify any person who was or is a party or is threatened to be made a party to any Action by reason of the fact that he is or was an employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise (each such person being hereinafter referred to as a "Corporate Functionary"), against Expenses actually and reasonably incurred by him in connection with such Action, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Action, had no reasonable cause to believe his conduct was unlawful. The termination of any Action by judgment, order, settlement, or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal Action, that he had reasonable cause to believe that his conduct was unlawful. An "other enterprise" includes, without limitation, an employee benefit plan, and a "fine" includes, without limitation, any excise tax imposed with respect to an employee benefit plan.

     We may also indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding by or in the right of the Company to procure a judgment in its favor by reason of the fact that he is or was a Corporate Functionary against Expenses actually and reasonably incurred by him in connection with the defense or settlement of such action, suit, or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company.

     Notwithstanding the foregoing, no indemnification shall be made in respect of any claim, issue, or matter as to which a Corporate Functionary shall have been adjudged to be liable to the Company, unless and only to the extent that the Court of Chancery or the court in which such action, suit, or proceeding was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such Corporate

Functionary is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

                         ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table contains information concerning the annual compensation and long-term compensation payable to named executive officers during the period for the fiscal year ended March 31, 2000.
SUMMARY COMPENSATION TABLE


                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                ANNUAL COMPENSATION                   AWARDS
                                     --------------------------------------------------------      -------------
                                      FISCAL                                        OTHER
                                       YEAR                                         ANNUAL           SECURITIES        ALL OTHER
    NAME AND PRINCIPAL                ENDED                                        COMPENSA-         UNDERLYING         COMPEN-
        POSITION                     MARCH 31,      SALARY ($)     BONUS ($)        TION ($)         OPTIONS (#)       SATION ($)
-----------------------              ---------      ----------     ---------       ---------         -----------       ----------
Daniel L. Jackson
  Chief Executive Officer              2000                --            --               --             200,000             --
Kenneth F. Urbanus
  President and Chief
  Operating Officer                    2000           240,000            --               --             200,000             --
Michael J. Gulinson (1)
  Executive Vice President
  and Chief Financial Officer          2000           130,000            --               --              50,000             --
Edward P. Dayton
  Executive Vice President-
  Operations                           2000            75,000           (2)               --              50,000             --
Thomas Deutsch
  Executive Vice President-
  National Production                  2000           108,000           (3)               --              50,000             --
Jennifer Salsbury
  Executive Vice President-
  Risk Management /
  Secondary Marketing                  2000           144,000           (4)               --              50,000             --


----------

(1)  Mr. Gulinson resigned as of June 7, 2000.

(2)  Mr. Dayton's bonus consists of two basis points on all closed loans.

(3) Mr. Deutsch's incentive bonus consists of two basis points of funded loans for the first $10,000,000 during a month and four basis points of funded loans over $10,000,000 during a month.

(4) Ms. Salsbury's monthly incentive bonus consists of one and a half basis points on the net gain on loans that are sold each month.

         The following table provides information with respect to the executive officers included in the Summary Compensation Table who received option grants during the period for the fiscal year ended March 31, 2000.

INCENTIVE STOCK OPTIONS


                                                                 OPTION GRANTS IN LAST FISCAL YEAR
                                                                        [INDIVIDUAL GRANTS]
                                         -----------------------------------------------------------------------------
                                         NUMBER OF           % OF TOTAL
                                         SECURITIES           OPTIONS
                                         UNDERLYING          GRANTED TO          EXERCISE OR
                                           OPTIONS          EMPLOYEES IN         BASE PRICE               EXPIRATION
NAME                                     GRANTED (#)        FISCAL YEAR           ($/SHARE)                  DATE
----                                     -----------        ------------         -----------              ----------
Daniel L. Jackson(1)                        200,000               25.6%              $ 1.00               10/14/2009
Kenneth F. Urbanus(2)                       200,000               25.6%              $ 1.00               10/14/2009
Michael J. Gulinson(3)                       50,000                6.4%             $ 3.375               10/31/2009
Edward P. Dayton(4)                          50,000                6.4%              $ 1.00               10/14/2009
Thomas Deutsch(5)                            50,000                6.4%              $ 1.00               10/14/2009
Jennifer Salsbury(5)                         50,000                6.4%              $ 1.00               10/14/2009


----------

(1) Mr. Jackson's options are incentive options, were granted on October 15, 1999, and vest in 50% increments over two years.

(2) Mr. Urbanus's options are incentive options, were granted on October 15, 1999, and vest in 20% increments over five years.

(3) Mr. Gulinson's options expired on June 7, 2000, the date of his resignation, because none were exercisable on that date.

(4) Mr. Dayton's options are incentive options, were granted on October 15, 1999, and become completely vested as of October 31, 2000.

(5) Mr. Deutsch and Ms. Salisbury's options are incentive options, were granted on October 15, 1999, and vest in 20% increments over five years.

         The following table provides information on the stock options that the executive officers included in the Summary Compensation Table held at March 31, 2000:


                                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                   AND FY-END OPTION VALUES
                                ----------------------------------------------------------
                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                           UNDERLYING                    IN-THE-MONEY
                                       UNEXERCISED OPTIONS                OPTIONS AT
                                       AT FISCAL YEAR-END              FISCAL YEAR-END
                                              (#)                           ($)*
                                           EXERCISABLE/                  EXERCISABLE/
NAME                                      UNEXERCISABLE                 UNEXERCISABLE
----                            -------------------------------       --------------------
Daniel L. Jackson                          200,000                       $   400,000
Kenneth F. Urbanus                         200,000                       $   400,000
Michael J. Gulinson                         50,000                                --
Edward P. Dayton                            50,000                       $   100,000
Thomas Deutsch                              50,000                       $   100,000
Jennifer Salsbury                           50,000                       $   100,000



----------

         * Based on the closing price of the Common Stock on the Bulletin Board on March 31, 2000 of $3.00 per share.

Employment Contracts

         As of October 15, 1999, we entered into an employment agreement with Kenneth F. Urbanus, our President and Chief Operating Officer (the "Urbanus Agreement"). The Urbanus Agreement provides for an annual base salary of $240,000, a transportation allowance of $1,000 per month, participation in any savings and retirement plan and welfare benefit plans adopted by the Company, and other standard provisions.

         As of November 1, 1999, we entered into an employment agreement with Michael J. Gulinson, our Executive Vice President-Finance and Chief Financial Officer (the "Gulinson Agreement"). The Gulinson Agreement provides for an annual base salary of $130,000, a transportation allowance of $500 per month, participation in any savings and retirement plan and welfare benefit plans adopted by the Company, and other standard provisions. Mr. Gulinson resigned as of June 7, 2000.

         As of October 1, 1999, we entered into an employment agreement with Edward P. Dayton, our Executive Vice President-Operations (the "Dayton Agreement"). The Dayton Agreement provides for an annual base salary of $75,000, an incentive bonus equal to two basis points on all funded loans, a transportation allowance of $500 per month, participation in any savings and retirement plan and welfare benefit plans adopted by the Company, and other standard provisions.

         As of October 1, 1999, we entered into an employment agreement with Thomas Deutsch, our Executive Vice President-National Production (the "Deutsch Agreement"). The Deutsch Agreement provides for an annual base salary of $108,000, an incentive bonus equal to two basis points of funded loans for the first $10,000,000 during a month and four basis points of funded loans over $10,000,000 during a month, a transportation allowance of $750 per month, participation in any savings and retirement plan and welfare benefit plans adopted by the Company, and other standard provisions.

         As of October 1, 1999, we entered into an employment agreement with Jennifer Salsbury, our Executive Vice President-Risk Management/Secondary Marketing (the "Salsbury Agreement"). The Salsbury Agreement provides for an annual base salary of $144,000, an monthly incentive bonus equal to one and a half basis points on the net gain on loans that are sold each month, a transportation allowance of $500 per month, participation in any savings and retirement plan and welfare benefit plans adopted by the Company, and other standard provisions.

1999 STOCK OPTION PLAN

         In October 1999, our board of directors adopted, and in December 1999 our shareholders approved, our 1999 Stock Option Plan (the "Option Plan"), under which both incentive stock options and nonqualified stock options may be granted to our key employees, non-employee directors, and independent contractors and consultants. The Option Plan will terminate on October 3, 2009, and no options may be granted under the Option Plan thereafter. The term of an option granted under the Option Plan may not exceed ten years from the date of grant of that option. The options granted under the Option Plan are generally for the maximum ten-year period. Approximately 150 of our employees may participate in the Option Plan; though options have been granted to only 11 key employees to date.

         The compensation committee administers and interprets the Option Plan. In that capacity, the compensation committee has complete discretion, within the limits set forth in the Option Plan, to determine the terms of the options granted, including the term of, the number of shares subject to, the exercise price of, and the form of consideration payable upon exercise of each such option. However, the Option Plan requires the exercise price of each incentive stock option be at least the fair market value of our Common Stock at the time of the option grant. Additionally, no incentive stock option may be granted under the Option Plan to anyone who owns more than 10% of our outstanding Common Stock unless the exercise price is at least 110% of the fair market value of our Common Stock at the date of grant and the option is not exercisable for more than five years after it is granted. The board of directors or the compensation committee may amend, alter or discontinue the Option Plan without the stockholders' approval, except that the board of directors or the compensation committee do not have the power or authority to materially increase the number of securities that may be issued under the Option Plan or to materially modify the requirements of eligibility for participation in the Option Plan.

         As of March 31, 2000, options to purchase 780,000 shares of Common Stock had been granted. Of that number, options to purchase 50,000 shares of Common Stock had been exercised pursuant to the Option Plan. The market value as of March 31, 2000 of all shares of Common Stock subject to outstanding options was $2,190,000 (based upon the closing bid price of the Common Stock of $3.00 as reported on the Bulletin Board on such date).

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                             PRINCIPAL SHAREHOLDERS

         The following table sets forth as of July 14, 2000 the number and percentage of outstanding shares of Common Stock beneficially owned by each person who beneficially owns:

         o        More than 5% of the outstanding shares of our Common Stock;

         o        Each of our executive officers;

         o        Each of our directors; and

         o        All of our officers and directors as a group.

         Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of Common Stock owned by them.

                                                           Number of
                                                            Shares
                                                         Beneficially                % Beneficially
            Name of Beneficial Owner                       Owned(1)(2)                     Owned
-------------------------------------------------      ----------------           -------------------
Daniel L. Jackson (3)
  17000 Preston Road, Suite 250
  Dallas, Texas 75248                                         2,998,975                          15.5%
Oslin Nation Trust (4)
  8150 North Central Highway, Suite 1700
  Dallas, Texas 75206                                         2,948,975                          15.2%
Rea Capital Corporation (5)
  4751 West Park Boulevard, Suite 106-422
  Plano, Texas 75903                                          2,359,800                          12.2%
Sarkis J. Kechejian (6)
  421 East Airport Freeway
  Irving, Texas 75062                                         1,685,146                           8.7%
Bradley M. Pence                                                100,110                              *
Edward P. Rea (7)                                                    --                             --
Kenneth F. Urbanus (8)                                          956,903                           4.9%
Edward P. Dayton                                                 12,500                              *
Tom Deutsch                                                          --                             --
Jennifer Salsbury                                                    --                             --
All directors and executive officers as a group
(7 persons) (9)                                               4,068,488                          20.7%

----------

* Less than 1%.

(1) The rules of the SEC provide that, for the purposes hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

(2) Based on 19,199,578 shares outstanding on July 14, 2000. Shares of Common Stock subject to warrants that are exercisable within 60 days of July 14, 2000, are deemed beneficially owned by the person holding such warrant for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. All common shares held by the officers and directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain circumstances, subject to certain lock-up agreements.

(3) Includes 2,948,975 shares of Common Stock (which includes 150,000 shares of Common Stock issuable upon the exercise of a warrant) owned by the Oslin Nation Trust, for which Mr. Jackson serves as trustee.

(4) Includes 150,000 shares of Common Stock issuable upon the exercise of a warrant.

(5) Includes 150,000 shares of Common Stock issuable upon the exercise of a warrant.

(6) Includes 160,000 shares of Common Stock held by the Kechejian Foundation, which Mr. Kechejian controls. Includes 150,000 shares of Common Stock issuable upon the exercise of a warrant. Includes the cancellation of 125,000 shares of Common Stock, which will be canceled under an agreement with the Oslin Nation Trust and Rea Capital

     Corporation. Includes 87,000 shares of Common Stock held by the Sarkis J. Kechejian Trust, for which Mr. Kechejian serves as trustee. Does not include 250,000 shares of Common Stock held by Mr. Kechejian's wife.

(7) Does not include 2,359,800 shares of Common Stock (which includes 150,000 shares of Common Stock issuable upon the exercise of a warrant) owned by Rea Capital Corporation. Mr. Edward P. Rea's wife owns all of the issued and outstanding shares of capital stock of Rea Brothers, Ltd. which owns all of the issued and outstanding shares of capital stock of Rea Capital Corporation. Mr. Rea disclaims beneficial ownership of the shares owned by his wife, Rea Brothers, Ltd. and Rea Capital Corporation.

(8) Includes 611,903 shares of Common Stock and a warrant to purchase 300,000 shares of Common Stock held by Occidental Mortgage Corporation, which Mr. Urbanus controls.

(9) Includes 150,000 shares of Common Stock issuable upon the exercise of a warrant held by Oslin Nation Trust, for which Mr. Jackson serves as trustee. Also includes 300,000 shares of Common Stock issuable upon the exercise of a warrant held by Occidental Mortgage Corporation, which Mr. Urbanus controls.


         Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, by notice of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges shall be deemed to be outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

         There are no contractual arrangements or pledges of the Company's securities, known to the Company, which may at a subsequent date result in a change of control of the Company.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 1, 1999, we entered into a consulting agreement with LoanNet Consulting, which expired on April 30, 2000. Daniel L. Jackson is the sole director and President of LoanNet Consulting and the Chairman of the Board of Directors, Chief Executive Officer and a stockholder of the Company. The consulting agreement was for one year and was not renewed upon completion of its term. The agreement provided for a monthly payment of $14,000. LoanNet Consulting advised our management on issues concerning strategic planning, acquisitions, and raising of capital.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         Exhibit Number
         --------------

         3.1 Articles of Incorporation of Registrant incorporated herein by reference from Registrant's Registration Statement on Form S-1, File No. 33-13627, filed with the Securities and Exchange Commission on April 28, 1987

         3.2 Amended and Restated Certificate of Incorporation of Registrant under Section 245 of the Delaware General Corporation Law*

         3.3 By-laws of Registrant incorporated herein by reference from Registrant's Registration Statement on Form S-1, File No. 33-13627, filed with the Securities and Exchange Commission on April 28, 1987

         3.4      Amended and Restated By-laws of Registrant*

         10.1 Employment Agreement by and between Registrant and Kenneth F. Urbanus, dated October 15, 1999*

         10.2 Employment Agreement by and between Registrant and Edward P. Dayton, dated October 1, 1999*

         10.3 Employment Agreement by and between Registrant and Thomas Deutsch, dated October 1, 1999*

         10.4 Employment Agreement by and between Registrant and Jennifer Salsbury, dated October 1, 1999*

         10.5     1999 Stock Option Plan*

         10.6 Master Repurchase Agreement between StarNet Mortgage, Inc. and DLJ Mortgage Capital, Inc., dated May 31, 2000*

         10.7 Master Repurchase Agreement between Impac Warehouse Lending Group and StarNet Financial, Inc. and StarNet Mortgage, Inc., dated as of November 5, 1999*

         10.8 Mortgage Purchase Agreement by and between First State Bank Moulton, Texas and StarNet Mortgage, Inc., dated December 23, 1999*

         10.9 Mortgage Purchase Agreement by and between Lott State Bank-Marlin Branch and The GM Group, Inc., dated May 22, 1997*

         16.1 Letter on change in certifying accountant incorporated herein by reference from Registrant's Current Report on Form 8-K, File No. 33-13627, filed with the Securities and Exchange Commission on June 8, 1999, and as amended in the Registrant's Current Report on Form 8-K/A, File No. 33-13627, filed with the Securities and Exchange Commission on February 1, 2000

         16.2 Letter on change in certifying accountant incorporated herein by reference from Registrant's Current Report on Form 8-K, File No. 000-30693, filed with the Securities and Exchange Commission on June 16, 1999

         21.1     Subsidiaries of the Registrant*

         27.1     Financial Data Schedule*

* Filed herewith

(b) Reports on Form 8-K:

         On January 4, 2000, the Company filed a Form 8-K/A to clarify the purchase price paid for Residential Lenders, Inc. On February 1, 2000, the Company filed a Form 8-K/A in order to file the letter from Jackson & Rhodes P.C., dated as of February 1, 2000, concerning its resignation as the registrant's certifying accountant, as Exhibit 16.1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STARNET FINANCIAL, INC.

Date: July 14, 2000                      By: /s/ Kenneth F. Urbanus
                                             ---------------------------------
                                             Kenneth F. Urbanus, President and
                                             Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

        Signature                       Title                                   Date
        ---------                       -----                                   ----
                                        Chairman of the Board                   July 14, 2000
--------------------------------        and Chief Executive Officer
    Daniel A. Jackson

/s/ Kenneth F. Urbanus                  Director, President,                    July 14, 2000
-------------------------------         Chief Operating Officer
    Kenneth F. Urbanus                  (Principal Executive Officer)
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)

/s/ Bradley M. Pence                    Director                                July 14, 2000
----------------------------------
    Bradley M. Pence

/s/ Edward P. Rea                       Director                                July 14, 2000
------------------------------------
    Edward P. Rea

                             STARNET FINANCIAL, INC.

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet at March 31, 2000.................................F-3

Consolidated Statement of Operations
         for the Year Ended March 31, 2000...................................F-4

Consolidated Statement of Changes in Stockholders' Equity
         for the Year Ended March 31, 2000...................................F-5

Consolidated Statement of Cash Flows
         for the Year Ended March 31, 2000...................................F-6

Notes to Consolidated Financial Statements..............................F7- F-19

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
StarNet Financial, Inc.

We have audited the accompanying balance sheet of StarNet Financial, Inc. as of March 31, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StarNet Financial, Inc. as of March 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                              SIMONTON, KUTAC & BARNIDGE L.L.P.


Houston, Texas
June 26, 2000

                             STARNET FINANCIAL, INC.
                           CONSOLIDATED BALANCE SKEET
                                 MARCH 31, 2000


                                     ASSETS

Current assets:
     Cash                                                            $    294,172
     Mortgage loans held for sale                                      25,009,987
     Real estate owned                                                     91,000
     Notes receivable                                                     236,000
     Accounts receivable                                                  115,813
     Prepaid expenses                                                     123,893
                                                                     ------------
          Total current assets                                         25,870,865
                                                                     ------------
     Property and equipment, net                                          746,559
                                                                     ------------

Other assets:
     Goodwill, net                                                      1,278,149
     Other intangibles, net                                               115,834
     Other assets                                                          40,852
                                                                     ------------
          Total assets                                               $ 28,052,259
                                                                     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Advances under warehouse lines-of-credit                        $ 24,821,434
     Accounts payable                                                     897,339
     Accrued expenses                                                      97,938
     Funds held on account for others                                     107,799
     Notes payable                                                         36,019
                                                                     ------------

          Total current liabilities                                    25,960,529
                                                                     ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, authorized, 1,000,000 shares;
      issued and outstanding, none                                             --
     Common stock, authorized 60,000,000 shares;
      issued and outstanding, 19,199,578 shares; par value, $.01          191,996

     Additional paid-in-capital                                         8,396,822
     Stock subscriptions receivable                                    (2,100,000)
     Accumulated deficit                                               (4,397,088)
                                                                     ------------
          Total stockholders' equity                                    2,091,730
                                                                     ------------

          Total liabilities and stockholders' equity                 $ 28,052,259
                                                                     ============


          See accompanying notes to consolidated financial statements.

                             STARNET FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEAR ENDED MARCH 31,2000


Gross revenue                                      $  4,929,177


Expenses:
     Salaries and benefits                            5,396,410
     Travel and entertainment                           565,822
     Office occupancy expenses                        1,216,159
     Advertising, dues, and business promotion          368,500
     Loan processing expenses                           464,027
     Consulting and contract services                   593,459
     Legal and professional services                    216,901
     Insurance                                           39,656
     Interest                                            36,696
     Depreciation and amortization                      329,003
     Other expense                                       54,380
                                                   ------------
                                                      9,281,013
                                                   ------------
Net loss                                           $ (4,351,836)
                                                   ============

Net loss per share, basic and diluted              $      (0.35)
                                                   ============

Weighted average common shares outstanding           12,389,293
                                                   ============


          See accompanying notes to consolidated financial statements.

                             STARNET FINANCIAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            YEAR ENDED MARCH 31,2000

                                                 Common Stock                            Stock
                                         --------------------------    Additional     Subscriptions    Accumulated
                                            Shares        Amount     Paid In Capital   Receivable        Deficit          Total
                                         -----------    -----------  ---------------  -------------    -----------     -----------
Balance at March 31, 1999                  1,500,000    $    15,000    $   206,000     $        --     $   (45,252)    $   175,748

Shares issued with 506 registration               --             --        330,000              --              --         330,000
     before merger

Shares of Sarkis Capital, Inc. issued
     prior to merger                         300,000          3,000         51,000              --              --          54,000

Effect of acquisition/reverse merger
     with Sarkis Capital, Inc.             9,000,000         90,000        (89,927)             --              --              73

Shares issued in connection with
     private placements                    7,263,175         72,632      7,190,541      (2,100,000)             --       5,163,173

Warrants and options exercised               250,000          2,500         34,000              --              --          36,500

Costs related to issuance of stock                --             --       (252,331)             --              --        (252,331)

Stock options issued as compensation              --             --         50,000              --              --          50,000

Stock issued for services rendered            25,000            250         24,750              --              --          25,000

Shares issued in connection with
   acquisition of Residential Lenders        250,000          2,500        247,500              --              --         250,000

Shares Issued to convert debt                611,403          6,114        605,289              --              --         611,403

Net loss                                          --             --             --              --      (4,351,836)     (4,351,836)
                                         -----------    -----------    -----------     -----------     -----------     -----------
Balance at March 31, 2000                 19,199,578    $   191,996    $ 8,396,822     $(2,100,000)    $(4,397,088)    $ 2,091,730
                                         ===========    ===========    ===========     ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                            STARNET FINANCIAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           YEAR ENDED MARCH 31, 2000


Net loss                                                                  $  (4,351,836)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                              329,003
     Mortgage loans issued                                                 (190,729,206)
     Proceeds from mortgage loans sold                                      188,899,199
     Stock and options issued as compensation                                    75,000
     Accounts receivable and other operating assets                            (618,874)
     Accounts payable and other operating liabilities                         1,146,709
                                                                          -------------
Net cash used in operating activities                                        (5,250,005)
                                                                          -------------

Cash flows from investing activities:
     Property and equipment                                                    (555,238)
     Acquisitions and dispositions of businesses, net of cash acquired       (1,160,219)
                                                                          -------------
       Net cash used in investing activities                                 (1,715,457)
                                                                          -------------

Cash flows from financing activities:
     Advances under warehouse lines-of-credit                               191,967,425
     Repayment of warehouse lines-of-credit                                (190,186,176)
     Net proceeds of stock issuance                                           5,331,415
                                                                          -------------
       Net cash provided by financing activities                              7,112,664
                                                                          -------------

Net increase in cash and cash equivalents                                       147,202

Cash, beginning of year                                                         146,970
                                                                          -------------
Cash, end of year                                                         $     294,172
                                                                          =============


          See accompanying notes to consolidated financial statements.
                                       F-6

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     The predecessor company to StarNet Financial, Inc. was incorporated in February 1999 as LoanNet, Inc. ("LoanNet") to engage in mortgage lending activities. In May 1999, LoanNet was acquired by Sarkis Capital, Inc. ("Sarkis"), a public shell company. This transaction has been accounted for as a reverse acquisition for which LoanNet was the acquirer for accounting purposes. The name of the resulting entity was changed to StarNet Financial, Inc. As neither Sarkis nor LoanNet had operations of any significance prior to April 1, 1999, the financial statements presented are those of StarNet Financial, Inc. for the year ended March 31, 2000 without comparative information from prior periods.

     The accompanying financial statements present the financial position of StarNet Financial, Inc. ("the Company"), its divisions (StarNet Retail, and Occidental) and its wholly owned subsidiaries (StarNet Mortgage, Inc., StarNet Trakker, Inc., and Residential Lenders, Inc.). The results of operations and cash flows include The GM Group, Inc. ("GM"). GM was acquired in April 1999 for cash and a note payable in a transaction accounted for as a purchase. GM's stock was sold as of December 31, 1999 in exchange for a note receivable; however certain of its operations, personnel and relationships were retained. The Company incorporated StarNet Mortgage, Inc. in June 1999. Residential Lenders, Inc. was acquired in October 1999 for cash, a note payable, and common stock of the Company in a transaction accounted for as a purchase.

     The Company operates as a wholesale and retail mortgage banking organization primarily through traditional origination channels and through Internet-based channels. The Company is licensed to originate, underwrite, fund, purchase closed loans or sell loans or is exempt from licensing requirements in 25 states. The Company sells its loans primarily to numerous investors.

     Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $4,397,088 as of March 31, 2000. The following is a summary of management's plan to raise capital and generate additional operating funds.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Going Concern (Continued)

     The Company at March 31, 2000 held three loans with a principal balance totaling $424,000. These loans were held with company funds. As of June 28, 2000 the company had reached an agreement to sell these loans. The proceeds will total approximately $375,000 cash. In addition, the company has approximately $116,000 in a pledge account pertaining to $4,000,000 of loans being purchased the first week of July 2000. These loans also carry a 2% cash gain which is approximately $80,000. Included in that group of loans are three loans where the company has paid down the principal by $96,000. When these loans are purchased, approximately $300,000 of cash will be released. In total, these two transactions will generate $750,000 of working capital.

     Additionally, during the first three months of the current fiscal year, the Company has reduced overhead significantly. The company has subleased three locations and closed one. The closing of the San Ramon office in the western region will save approximately $40,000 per month in overhead. The subleasing of two office suites in Dallas will save $7,000 per month and the subleasing of an office suite in Irvine, California will save $9,000 per month. Along with the subleasing of office space, the company has centralized many of its operations and eliminated duplication of overhead, saving the company an additional $100,000 per month.

     The company has also arranged a new warehouse facility at a rate significantly less than the current borrowing rate. If the company has a monthly outstanding borrowing that is equal to the average of the last twelve months the company will save approximately $600,000 in interest expense annually.

     By making these various changes stated above, the Company has reduced its operational break-even point dramatically. It is anticipated that the Company will generate a cash profit in July 2000.

     Principles of Consolidation

     The consolidated financial statements include the accounts of StarNet Financial, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents

     The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     Fee income for services rendered to customers, including appraisals, credit reports, flood certifications, tax services and similar items are recognized as collected, typically when loans are closed and funded. All other loan revenue, including loan premium or discount (whether from the customer or investor), service release fees and net interest, is recognized when loans are sold to a third party (a "permanent investor").

     Use of Estimates and Assumptions

     Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may vary from the estimates that were used.

     Mortgage Loans Held for Sale

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

     Goodwill

     The net excess of aggregate purchase price paid over the fair value of net assets acquired is included in the accompanying balance sheet as goodwill and is amortized over a five-year period using the straight-line method. The values of certain assets acquired as a result of the acquisitions of the stock of Residential Lenders, Inc., and the assets and operations of Occidental Mortgage Corporation have been estimated in the accompanying financial statements but are subject to revision as the results of appraisals and similar

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Goodwill (Continued)

     valuation techniques are obtained. The Company will periodically evaluate whether changes have occurred that could require revision of the estimated useful life of the goodwill or impair the recoverability of its carrying value. If such circumstances arise, the Company will record an impairment loss. Amortization of intangibles amounted to $177,692 for the year ended March 31, 2000.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the "liability method." As the Company has not yet earned profits, a valuation allowance has been established in the amount of any net deferred tax assets. The Company has approximately $4,000,000 of net operating loss carryforwards available for tax purposes.

     Advances Under Warehouse Lines-of-Credit

     The Company finances its "Mortgage Loans Held for Sale" through warehouse loan advances in accordance with agreements with various commercial banks and institutional investors (see Note 4). These advances are repaid upon receipt of loan sale proceeds from permanent investors.

     Net Income (Loss) Per Share

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, to the extent such common equivalent shares are dilutive. Common equivalent shares are composed of incremental common shares issuable upon the exercise of outstanding stock options and warrants. Because the options and warrants are antidilutive, basic and dilutive net loss per share are identical.

2.   RESTRICTED CASH

     At March 31, 2000 cash in the amount of $217,705 was pledged as security for certain loans which were financed by advances from IMPAC Warehouse Lending Group as discussed more fully in Note 5 below.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LEASES

     The Company leases six office spaces and certain equipment. Future payments due under noncancelable leases are as follows:

          2000            $541,533
          2001             300,375
          2002             134,087
          2003              86,616
          Thereafter        13,846

4.   WAREHOUSE LINES-OF-CREDIT

     The Company has lines-of-credit available to fund its "Mortgage Loans Held for Sale" from three commercial banks totaling $11,000,000. At March 31, 2000 the Company had drawn $1,861,515 against these lines-of-credit. The interest rate charged is prime plus 2%. The agreements governing these lines-of-credit provide for termination upon thirty days notice by either party. Additionally, the Company has a line of credit with IMPAC Warehouse Lending Group of Newport Beach, California with a borrowing limit of $25,000,000. At March 31, 2000 the Company had drawn $22,959,919 against this line-of-credit. The interest rate charged is prime plus 1.25%. The agreement regarding this line-of-credit provides for termination upon written notice by either party.

5.   ACQUISITIONS AND DISPOSITIONS

     The Company acquired GM in April 1999, and disposed of GM's common stock effective as of December 31, 1999, although it retained certain of GM's operations, personnel and relationships. Prior to the disposition, GM operated as StarNet Retail and produced loans through retail loan officers in the Dallas/Fort Worth, Texas metropolitan area. Results of operations of The GM Group are included in the accompanying financial statements from April 1 through December 31, 1999.

     In September 1999, the Company acquired certain assets and operations of a wholesale branch loan origination office in Houston, Texas. The effects of this acquisition prior to the current quarter were immaterial.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     In October 1999, the Company acquired substantially all of the assets and operations of Occidental Mortgage Corporation ("OMC"). Results of operations of OMC are included in the accompanying financial statements from October 1 through March 31, 2000. The purchase price paid and assets acquired were as follows:

Purchase price:
     Note payable                                       $  365,000
     Adjusted contingent purchase price                  1,019,060
     Costs associated with acquisition                      26,104
                                                        ----------
                                                         1,410,164
                                                        ----------
Historical book value of net assets acquired               105,854
                                                        ----------
Purchase price in excess of net assets acquired         $1,304,310
                                                        ==========
Preliminary allocation of purchase price in
  excess of net assets acquired:
     Purchase value of loans in process                 $  350,000
     Covenant not to compete                                40,000
     Goodwill                                              914,310
                                                        ----------
                                                        $1,304,310
                                                        ==========

     A portion of the purchase price for the OMC assets was based upon the volume of loans that were to be funded by OMC in the four months subsequent to the acquisition. The amount of this adjusted contingent consideration is shown above.

     The purchase value of loans in process is the estimated gain after expenses related to loan applications received prior to the transaction but estimated to close subsequent to it. As part of the transaction, a principal associated with OMC executed an employment agreement containing covenants not to compete with the Company in the event of termination of his employment.

     Also, in connection with this transaction, the Company issued to OMC a warrant to purchase 300,000 shares of common stock of the Company. The exercise price of the options is consistent with the price obtained in a private placement of the common stock of the Company, which concluded in September 1999. Therefore, the Company does not deem the issuance of the warrant as additional purchase price paid for the assets of OMC.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     In October 1999, the Company also acquired all of the outstanding capital stock of Residential Lenders, Inc ("RLI"). Results of operations of RLI are included in the accompanying financial statements from October 1 through March 31, 2000. The purchase price paid and assets acquired were as follows:

Purchase price:
     Cash                                          $175,700
     Note payable                                   200,000
     Common stock, 250,000 shares                   250,000
     Costs associated with acquisition               22,713
                                                   --------
                                                    648,413

Historical book value of net assets acquired          7,028
                                                   --------

Purchase price in excess of net assets acquired    $641,385
                                                   ========

Preliminary allocation of purchase price in
  excess of net assets acquired:
     Property and equipment                        $ 12,020
     Purchase value of loans in process              12,000
     Covenant not to compete                         50,000
     Value of internet brand                         50,000
     Goodwill                                       517,365
                                                   --------
                                                   $641,385
                                                   ========

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

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

     Pro forma information is presented for the fiscal years ended March 31, 2000 and 1999. For the fiscal year ended March 31, 1999, information presented is for Sarkis Capital, Inc., predecessor to StarNet Financial, Inc. The separate results of operations utilized in the pro forma information for RLI and OMC are for their fiscal years ended December 31, 1998, and for the six month period from January 1 through June 30, 1999. Actual results for the six months ended March 31, 2000 are included for all business units. Actual results for GM for the period May 1 through December 31, 1999 have been removed from the pro forma results.

     The pro forma financial information does not purport to be indicative of the results of operations or financial position of the Company which would have actually been obtained had the transactions been completed as of the assumed dates and for the periods presented or which may be obtained in the future.

     Pro Forma Financial Information (Unaudited):

                                                                Year Ended
                                                      March 31, 2000   March 31, 1999
                                                      --------------   --------------
Revenue                                                $  7,258,512     $  7,859,497

Expenses                                               $ 12,142,002        7,830,403
                                                       ------------     ------------

Net income (loss)                                      $ (4,883,490)    $     29,094
                                                       ============     ============

Earnings (loss) per share, basic and diluted           $      (0.39)    $       0.02
                                                       ============     ============

Proforma weighted average common shares outstanding      12,399,088        1,750,000

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2000 is summarized below:

Furniture and fixtures                                 $ 512,953
Computer equipment and software                          301,458
Leasehold improvements                                    37,766
                                                       ---------
                                                         852,177
     Less accumulated depreciation and amortization     (105,618)
                                                       ---------
                                                       $ 746,559
                                                       =========


     Depreciation expense amounted to $151,311 for the year ended March 31, 2000.

7.   INCOME TAXES

     There were no significant temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $4,000,000 at March 31, 2000. These carryforwards will expire, if not utilized, in 2015. The Company has deferred tax assets amounting to approximately $1,360,000 at March 31, 2000 related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to net losses. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets.

8.   CAPITAL STOCK TRANSACTIONS

     In April 1999, the Company issued 330,000 shares in connection with a private placement under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

     As more fully described in the introductory material, LoanNet, the predecessor to the Company, entered into a reverse acquisition in which LoanNet shares were exchanged with the shares of Sarkis. The name of the resulting entity was changed to StarNet Financial, Inc. In connection with this transaction, 300,000 shares and warrants to purchase an additional 200,000 shares were also issued. The warrants were exchanged for shares during the third quarter.

     Commencing in June 1999 and ending in September 1999, the Company issued 3,626,473 shares in a private placement under Rule 506 of Regulation D of the Securities Act. The Company also issued 250,000 shares to RLI shareholders in connection with the acquisition of RLI, and in December 1999, the Company issued 25,000 shares of its common stock as compensation for financial advisory services rendered.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   CAPITAL STOCK TRANSACTIONS (CONTINUED)

     Additionally, the Board of Directors approved the 1999 Stock Option plan (the "Plan") that allows the Compensation Committee of the Board to grant up to 5,000,000 shares to key employees, directors, and independent contractors and consultants. A majority of the stockholders approved the Plan in December 1999. The Compensation Committee has currently granted 780,000 options under the Plan with exercise prices ranging from $.01 to $3.375 per share, which vest over periods ranging from immediately to five years. Options to purchase 50,000 shares at $.01 were exercised in January 2000.

     Commencing in January, 2000, the Company started an additional private placement of its shares (at $1.00 per share) under Rule 506 of Regulation D of the Securities Act. The private placement remains open. As of March 31, 2000, the Company had sold 3,636,702 shares, of which $2,100,000 had not been collected and is deducted from shareholders' equity at that date. A total of 611,403 shares were also exchanged in settlement of the balance of the Note Payable ($290,000) and Contingent Purchase Price ($321,403) recorded in connection with the acquisition of OMC.

     The Company has issued compensatory stock options to employees and directors. A summary of the status of stock options is set forth below:

                                                     Weighted
                                                     Average
                                   Warrants and      Exercise
                                      Options         Price
                                   ------------    ----------
Outstanding at beginning of year            --     $       --
Granted                              1,530,000     $     0.97
Expired                                     --
Exercised                              (50,000)    $     0.01
                                    ----------
Outstanding at end of year           1,480,000     $     1.08
                                    ----------
Exercisable at end of year             956,000     $     1.02
                                    ----------

     Fair value for the stock underlying stock options was determined using information available from other stock sale transactions at or near the grant date. In management's opinion, these transactions between willing parties included the best information available at the time of grant to estimate the market value of the common stock of the Company. These fair values were used to determine the compensatory components of the stock options granted during the year ended March 31, 2000.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   CAPITAL STOCK TRANSACTIONS (CONTINUED)

     Compensation costs for employee options are recognized as an expense in an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. Under this method, compensation expense amounted to $50,000 for the year ended March 31, 2000. There is no future compensation expense to be recorded in subsequent periods. Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 2000: dividend yield of 0.0 percent; expected volatility of 0 percent; risk free interest rates of 4.5 percent; expected lives of one year. Using the fair value method of FASB Statement 123 would have had no effect on the Company's net loss for the year ended March 31, 2000, as the fair value of the options issued approximated the $50,000 cost recorded.

9.   YEAR 2000 ISSUE

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

10.  CONTINGENCIES

     Litigation

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

     From time to time, the Company is a defendant (actual or threatened) in other lawsuits encountered in the ordinary course of business, the resolution of which should not have a material adverse effect on the Company's financial position.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  CONTINGENCIES (CONTINUED)

     Concentration of Credit Risk

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

     Geographic Concentration

     The Company originates loans in approximately 30 states; however, a large percentage of the number of loans originated have been in the following states: California 60%, Texas 20% and Colorado and Florida, combined 13%.

     Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

11.  RELATED PARTY TRANSACTIONS

     Daniel L. Jackson, the Chairman of the Board of Directors of the Company, is the sole director and President of a firm that provides consulting services to the Company. The firm advises management concerning strategic planning, acquisitions, and raising of capital pursuant to a contract effective May 1, 1999. The contract is for one year and was terminated on April 30, 2000. It provides for monthly payments of $14,000. Mr. Jackson is also President of an accounting firm which has provided tax and consulting services to the Company aggregating $21,326 during the year ended March 31, 2000.

12.  SUBSEQUENT EVENTS

     Effective April 28, 2000 the Company acquired certain assets, liabilities and operations of Wall Street Mortgage Corporation of Dallas, Texas in exchange for 57,557 shares of its common stock and a warrant to purchase 12,500 shares at a price of $4.625.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  SUBSEQUENT EVENTS (CONTINUED)

     In June 2000, the Company and DLJ Mortgage Capital, Inc. ("DLJ") entered into a $30 million warehouse lending facility. The warehouse lending facility will be used to finance the origination and sale of residential mortgage loans by the Company's subsidiary, StarNet Mortgage, Inc. ("Mortgage"). The Company and DLJ have also entered into a $100 million loan purchase commitment in which DLJ has agreed to purchase up to $100 million of certain fixed rate mortgage loans from Mortgage.

                                 EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------
3.1         Articles of Incorporation of Registrant incorporated herein by reference from Registrant's Registration Statement on Form S-1, File
            No. 33-13627, filed with the Securities and Exchange Commission on
            April 28, 1987

3.2 Amended and Restated Certificate of Incorporation of Registrant under Section 245 of the Delaware General Corporation Law*

3.3 By-laws of Registrant incorporated herein by reference from Registrant's Registration Statement on Form S-1, File No. 33-13627, filed with the Securities and Exchange Commission on April 28, 1987

3.4         Amended and Restated By-laws of Registrant*

10.1        Employment Agreement by and between Registrant and Kenneth F.
            Urbanus, dated October 15, 1999*

10.2 Employment Agreement by and between Registrant and Edward P. Dayton, dated October 1, 1999*

10.3 Employment Agreement by and between Registrant and Thomas Deutsch, dated October 1, 1999*

10.4        Employment Agreement by and between Registrant and Jennifer
            Salsbury, dated October 1, 1999*

10.5        1999 Stock Option Plan*

10.6        Master Repurchase Agreement between StarNet Mortgage, Inc. and DLJ
            Mortgage Capital, Inc., dated May 31, 2000*

10.7 Master Repurchase Agreement between Impac Warehouse Lending Group and StarNet Financial, Inc. and StarNet Mortgage, Inc., dated as of
            November 5, 1999*

10.8        Mortgage Purchase Agreement by and between First State Bank Moulton,
            Texas and StarNet Mortgage, Inc., dated December 23, 1999*

10.9        Mortgage Purchase Agreement by and between Lott State Bank-Marlin
            Branch and The GM Group, Inc., dated May 22, 1997*

16.1 Letter on change in certifying accountant incorporated herein by reference from Registrant's Current Report on Form 8-K, File No.
            33-13627, filed with the Securities and Exchange Commission on June
            8, 1999, and as amended in the Registrant's Current Report on Form
            8-K/A, File No. 33-13627, filed with the Securities and Exchange
            Commission on February 1, 2000

16.2 Letter on change in certifying accountant incorporated herein by reference from Registrant's Current Report on Form 8-K, File No.
            000-30693, filed with the Securities and Exchange Commission on June
            16, 1999

21.1        Subsidiaries of the Registrant*

27.1        Financial Data Schedule*

* Filed herewith