Form 10QSB
period 2000-06-30
STARNET FINANCIAL INC
filed 2000-08-22
CIK 813567

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2000

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


           17311 NORTH DALLAS PARKWAY, SUITE 350
                        DALLAS, TEXAS                      75248
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

        Registrant's telephone number, including area code: 972-818-1212

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at June 30, 2000 was 19,308,825.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                                         Yes       X   No
                                                    -----        -----

                       STARNET FINANCIAL, INC. FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX


PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Consolidated Balance Sheets.......................................................................      1

Consolidated Statements of Operations.............................................................      2

Consolidated Statements of Cash Flows.............................................................      3

Notes to Consolidated Financial Statements........................................................      4

Item 2-- Management's Discussion and Analysis of Financial Condition and
         Plan of Operations.......................................................................      5

PART II -- OTHER INFORMATION

Item 2-- Changes in Securities and Use of Proceeds................................................      8

Item 6-- Exhibits and Reports on Form 8-K.........................................................      8

Signature.........................................................................................      9

                    STARNET FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2000 AND MARCH 31, 1999



                                                                                   June 30, 2000       March 31, 1999
                                                                                   -------------       --------------
                                     ASSETS
Cash and cash equivalents                                                          $         --         $    294,172
Mortgage loans available for sale, net                                               21,752,573           25,009,987
Property and equipment, net                                                             829,555              746,559
Real estate owned                                                                            --               91,000
Notes and accounts receivable                                                           747,954              351,813
Prepaid expenses                                                                             --              123,893
Goodwill and other intangibles                                                        1,360,397            1,393,983
Other assets                                                                             62,574               40,852
                                                                                   ------------         ------------

             Total assets                                                          $ 24,753,053         $ 28,052,259
                                                                                   ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse and other notes payable                                                  $ 21,642,828         $ 24,857,453
Accounts payable and accrued expenses                                                 2,116,324              995,277
Funds held on account for others                                                        109,973              107,799
                                                                                   ------------         ------------

             Total liabilities                                                       23,869,125           25,960,529
                                                                                   ------------         ------------

Stockholders' equity:
     Preferred stock, authorized,1,000,000 shares; issued and
             outstanding, none
     Common stock, authorized 20,000,000 shares; issued and
             outstanding,19,308,825 and 19,199,578; par value, $.01                     193,088              191,996
     Additional paid-in-capital                                                       8,565,049            8,396,822
     Stock subscriptions receivable                                                  (2,100,000)          (2,100,000)
     Accumulated deficit                                                             (5,774,209)          (4,397,088)
                                                                                   ------------         ------------

             Total shareholders equity                                                  883,928            2,091,730
                                                                                   ------------         ------------

                                                                                   $ 24,753,053         $ 28,052,259
                                                                                   ============         ============



                 See accompanying notes to financial statements.

                             STARNET FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                                       2000                 1999
                                                                                   ------------         ------------
Gross revenue                                                                      $  2,101,041         $    397,254

Expenses:
      Salaries and benefits                                                           1,612,297              404,955
      Depreciation & amortization                                                       112,346                5,282
      Investment property expenses                                                           --                3,249
      Advertising, Dues and Promotions                                                   81,984               29,057
      Office supplies and Utilities                                                      30,629               11,133
      Bank service charges                                                                9,131                1,534
      Consulting and Contracts and Leases                                               171,678               37,579
      Loan Processing Expenses                                                          124,571               31,041
      Insurance                                                                         101,022               17,346
      Telephone and pagers                                                               59,795                8,245
      Postage and delivery                                                               37,582                6,983
      Legal and professional                                                            103,912               18,749
      Miscellaneous                                                                      13,110                9,830
      Office Occupancy/Rent                                                             207,677               23,307
      Taxes and Licenses                                                                 10,234                   --
      Travel and entertainment                                                           70,957               23,312
                                                                                   ------------         ------------

            Total operating expenses                                                  2,746,925              631,602
                                                                                   ------------         ------------
Loss from operations                                                                   (645,884)            (234,348)

Interest expense                                                                        532,480               37,340
Other income (expense)                                                                 (198,758)

Loss before taxes                                                                    (1,377,122)            (271,688)

Taxes                                                                                        --                2,259
                                                                                   ------------         ------------

      Net loss                                                                     $ (1,377,122)        $   (273,947)
                                                                                   ============         ============

Basic net loss per common share                                                    $       (.07)        $       (.03)
                                                                                   ============         ============

Weighted average common shares                                                     $ 19,253,578         $ 10,800,000
                                                                                   ============         ============



                 See accompanying notes to financial statements.

                             STARNET FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                       2000                 1999
                                                                                   ------------         ------------
Net loss                                                                           $ (1,377,122)        $   (273,947)
Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                                                    112,346                5,282
       Accounts receivable                                                             (396,141)             (80,129)
       Loans held for sale                                                            3,257,414           (4,942,098)
       Direct loan costs capitalized                                                         --             (208,500)
       Other receivable                                                                 102,171              (81,290)
       Deposits                                                                              --              (18,973)
       Accounts payable                                                               1,121,047              535,573
       Notes payable to banks                                                        (3,214,625)           4,847,018
       Other liabilities                                                                  2,174                   --
                                                                                   ------------         ------------
           Net cash used in operating activities                                       (392,735)            (217,064)
                                                                                   ------------         ------------

Cash flows from investing activities:
       Additions to property and equipment                                             (104,342)            (165,762)
       Goodwill                                                                          33,586              (43,552)
                                                                                   ------------         ------------
           Net cash provided by (used in) investing activities                          (70,756)            (209,314)
                                                                                   ------------         ------------

Cash flows from financing activities:
       Employee / stockholder receivable                                                                     (83,134)
       Common Stock                                                                       1,092              108,000
       Paid in Capital                                                                  168,227              451,821
                                                                                   ------------         ------------

           Net cash provided by financing activities                                    169,319              476,687
                                                                                   ------------         ------------

Net cash increase (decrease) for period                                                (294,172)              50,309

Cash at beginning of period                                                             294,172                   --
                                                                                   ------------         ------------

Cash at end of period                                                              $          0         $    613,152
                                                                                   ============         ============
Interest paid                                                                      $    532,480         $     37,340
                                                                                   ============         ============




                 See accompanying notes to financial statements.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

The Company operates as a wholesale and retail mortgage banking organization primarily through traditional origination channels and through Internet-based channels. The Company is licensed to originate, underwrite, fund, purchase closed loans or sell loans, or exempt from licensing requirements, in 33 states. The Company sells its loans primarily to numerous investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of words such as "intend," "anticipate," "believe," "estimate," "project," or "expect" or other similar statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. We believe that our forward-looking statements are within the safe harbor provided by the Exchange Act.

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

During the first quarter of fiscal year 2001, we accepted applications for new loans as follows:

         StarNet - Dallas                           $  34,561,800

         StarNet - Houston                             23,263,700

         StarNet - Southeastern                        25,915,000

         StarNet - Western                            247,569,200
                                                    -------------
                                                    $ 331,309,700

Only a percentage of loan applications will ultimately close. A higher percentage of conforming loan applications, such as those originated by StarNet
- Dallas and StarNet-Southwestern, will close compared to the non-conforming loans originated by StarNet - Houston and StarNet-Western. On the other hand, non-conforming loan volume is less susceptible to the seasonal and interest rate cycles described above.

During the first quarter of fiscal year 2001, we closed and funded loans as follows:

         StarNet - Dallas                           $ 16,670,200

         StarNet - Houston                            15,520,200

         StarNet - Southeastern                        8,049,600

         StarNet - Western                            44,851,100
                                                    ------------
                                                    $ 85,091,100

Our loan "pipeline," which is the volume of loans applications accepted and in the process of completing underwriting documentation and/or awaiting closing, was approximately $150,207,500 at June 30, 2000. The pipeline consists of approximately $90,000,000 of non-conforming "A" quality loans, $30,000,000 in subprime "B/C" quality loans, $10,000,000 in government-insured loans, and the balance in various conforming products. The source of the pipeline is broken down as follows:

         StarNet - Dallas                           $ 37,798,500

         StarNet - Houston                            11,500,000

         StarNet-Southeastern                          8,772,300

         StarNet-Western                              92,136,700
                                                    ------------
                                                    $150,207,500

RESULTS OF OPERATIONS

Quarter ended June 30, 2000 Compared to Quarter ended June 30, 1999

Total revenues increased 529% to $2,101,000 in 2000 from $397,000 in 1999. This increase was primarily due to the acquisitions of Residential Lenders, Occidental Mortgage and Wall Street Mortgage during the third quarter of fiscal year 2000 and the first quarter of fiscal year 2001.

Total expenses increased 435% to $2,747,000 in 2000 from $632,000 in 1999. This increase is primarily due to the increase in the number of offices and employees.

Interest expense increased 1,439% to $532,500 in 2000 from $37,000 in 1999, due primarily to higher usage of our warehouse facilities.

Depreciation expenses increased in 2000 to $112,000 from $5,000 in 1999, primarily due to the increase in the number of offices combined with additional furniture and fixtures.

In 2000, the Company had net losses of $1,377,000 compared to net losses of $274,000 in 1999. The increase in net losses in 2000 compared to 1999 was the result of increased overhead due to the acquisitions of Residential Lenders, Occidental Mortgage and Wall Street Mortgage and duplication of various positions because of these acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had a negative cash position of $300,000 (included in accounts payable). During the same period, we experienced negative cash flows from operations amounting to $392,000. Rising interest rates leading to a decline in loan production place additional pressures on liquidity.

During the fourth quarter of fiscal year 2000 and the first quarter of fiscal year 2001, we conducted a private placement of our common stock. As part of this private placement, we issued 1,486,702 shares of Common Stock, and we raised approximately $1.4 million. Additional capital will need to be raised for us to continue our business as contemplated in our business plan beyond fiscal year 2001.

The discussion above addresses working capital requirements. In addition to working capital, we fund our "Mortgage Loans Held for Sale" through advances under warehouse lines of credit. Our subsidiary, StarNet Mortgage, currently uses two lines of credit (implemented by means of loan purchase agreements) with an aggregate limit of $11,000,000 provided by First State Bank of Moulton and Lott State Bank. Additionally, StarNet Mortgage maintains two warehouse lines of credit with DLJ Mortgage Capital, Inc. and IMPAC Warehouse Lending Group with borrowing limits of $30,000,000 and $25,000,000, respectively.

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

We believe that the lines of credit, funds generated from operations and the net proceeds of the private placement will be sufficient to finance our current and anticipated operations through fiscal year 2001. Our long-term capital requirements beyond this period will depend on numerous factors, including the following:

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

                           PART II --OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of June 30, 2000, the Company concluded a private placement offering under Rule 506 of Regulation D of the Act. In conjunction with that offering, the Company issued 1,486,702 shares of its common stock, $0.01 par value (the "Common Stock"), to accredited and non-accredited investors. The offering price of the Common Stock in the private placement was $1.00 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No

       27.1      Financial Data Schedule (Filed herewith.)

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on June 16, 2000 in order to report a change in the Company's certifying accountants.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  STARNET FINANCIAL, INC.

Date: August 21, 2000             By: /s/ Kenneth F. Urbanus
                                     -------------------------------------------
                                     Kenneth F. Urbanus
                                     (Principal Executive Officer, Principal
                                     Financial Officer and Principal Accounting
                                     Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule