Form 10QSB
period 2000-09-30
STARNET FINANCIAL INC
filed 2001-01-09
CIK 813567

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING
                               SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO ________

                       COMMISSION FILE NUMBER: ___________

                             STARNET FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              75-2168244
        (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)


     17000 PRESTON ROAD, SUITE 350
              DALLAS, TEXAS                             75248
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

        Registrant's telephone number, including area code: 972-931-8600
--------------------------------------------------------------------------------


              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the Registrant, par value of $.01 per share, outstanding at September 30, 2000 was $19,199,578.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                            _____ Yes  __x__ No

                       STARNET FINANCIAL, INC. FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets....................................................1

Consolidated Statements of Operations..........................................2

Consolidated Statements of Cash Flows..........................................3

Notes to Consolidated Financial Statements.....................................4

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Plan of Operations...................................................4


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds.............................8

Item 6 - Exhibits and Reports on Form 8-k......................................8

 Signature.....................................................................8

                     STARNET FINANCIAL, INC. AND SUBSIDIARES
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30 AND MARCH 31, 2000

                                                       September 30, 2000   March 31, 2000
                                                       ------------------   --------------
         ASSETS
Cash and Cash Equivalents                                    $     82,053     $    294,172
Mortgage Loans available for sale, net                       $ 29,428,885     $ 25,009,087
Property and equipment, net                                  $    758,980     $    746,559
Real estate owned                                            $  1,700,000     $     91,000
Notes and accounts receivable                                $    459,550     $    351,813
Prepaid expenses                                             $     19,312     $    123,893
Goodwill ans other intangibles                               $    763,711     $  1,393,983
Other assets                                                 $     99,866     $     41,752
                                                             ------------     ------------
                                                             $ 33,312,357     $ 28,052,259
                                                             ============     ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other notes payable                            $ 29,470,700     $ 24,857,453
Accounts payable and accrued expenses                        $  2,215,336     $    995,277
Funds held on account for others                             $    182,008     $    107,799
                                                             ------------     ------------
Total Liabilities                                            $ 31,868,044     $ 25,960,529
                                                             ------------     ------------

      STOCKHOLDERS' EQUITY:
Preferred Stock, authorized, 1,000,000 shares; issued and
outstanding, none
Common Stock, authorized 20,000,000 shares; issued and
outstanding, 19,308,825; par value $.01                      $    193,088     $    191,996
Additional paid in capital                                   $  7,869,475     $  8,396,822
Subscriptions receivable                                                      ($ 2,100,000)
Accumulate deficit                                           ($ 6,618,250)    ($ 4,397,088)
                                                             ------------     ------------
Total shareholders' equity                                   $  1,444,313     $  2,091,730
                                                             ------------     ------------

                                                             $ 33,312,357     $ 28,052,259
                                                             ============     ============

                 See accompanying notes to financial statements.

                     STARNET FINANCIAL, INC. AND SUBSIDIARES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                  September 30,    September 30,
                                                       2000            1999
                                                   -----------     -----------

GROSS REVENUE                                      $ 4,633,553     $   958,305

EXPENSES:
          Commissions                              $   295,629
          Salaries & Benefits & Taxes              $ 2,788,998     $ 1,193,220
          Trevel & Entertainment                   $   207,022     $    56,349
          Office occupancy/Rent Expense            $   354,358     $   208,895
          Advertising, Dues and Bus. Promotions    $   131,372     $    45,386
          Loan Processing Expenses                 $   368,889     $   117,796
          Consulting and Contracts and Leases      $   361,335     $   120,533
          Legal and Professional Services          $   127,164     $    20,831
          Insurance Expense                        $    91,638     $    19,710
          Interest Expense                         $ 1,269,529     $    57,960
          Depreciation and amortization            $   253,367     $    52,672
          Office Supplies and Utilities            $    60,015
          Postage, Delivery & Courier              $    82,169
          Telephone & Fax                          $   124,104
          Taxes and Licenses                       $    22,113
          Bank Charges                             $     1,018
          Other Expenses                           $    91,513     $    56,205
                                                   -----------     -----------
                                                   $ 6,630,233     $ 1,949,557
                                                   -----------     -----------

GROSS INCOME/LOSS BEFORE TAXES                     ($1,996,680)    ($  991,252)

EQUITY IN EARNINGS OF SUBSIDIARES                  ($  224,481)

PROVISIONS FOR TAXES
                                                   -----------     -----------
NET INCOME (LOSS)                                  ($2,221,161)    ($  991,252)
                                                   ===========     ===========

                 See accompanying notes to financial statements.

                     STARNET FINANCIAL, INC. AND SUBSIDIARES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                        September 31,     September 30,
                                                            2000              1999
                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                       ($ 2,221,162)    ($   991,252)
Adjustments to reconcile net loss to net
cash used operating activities:

Depreciation and amortization                           $    253,367     $     52,672
Mortgage Loans Issued                                   ($ 4,419,798)    ($12,132,684)
Proceeds from Mortgage Loans Sold                                        $ 11,409,780
Decrease (Increase) in accounts Receivable & Similar
Operating Assets                                        ($    61,270)    $    265,196
Increase (Decrease) in Accounts Payable & Similar
Operating Liabilities                                   $  1,294,268     $    286,596

Net Cash from Operating Activities                      ($ 5,154,595)    ($ 1,109,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (Increase) in Property & Equipment             ($ 1,874,788)    ($    76,186)
Acquisition of Business, net of Cash Accquired          $    630,272     ($   444,199)

Net Cash from Investing Activities                      ($ 1,244,516)    ($   520,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances under Warehouse Lines of Credit                $  4,613,247     $ 12,132,684
Repayment of Warehouse Lines of Credit                                   ($11,395,633)
Decrease (Increase) in Organizational Cost                               ($   211,424)
Proceeds from Stock issuance                            $  1,573,744     $  2,653,728

Net cash from financing activities                      $  6,186,991     $  3,179,355

Net Change in Cash                                      ($   212,120)    $  1,549,278
Cash Beginning of Period                                $    294,172     $    146,970
Cash End of Period                                      $     82,052     $  1,696,248

                 See accompanying notes to financial statements.

                             STARNET FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

Description of Business

The predecessor company to StarNet Financial, Inc. was incorporated in February 1999 as LoanNet, Inc., ("LoanNet") to engage in mortgage lending activities. In May 1999, LoanNet was acquired by Sarkis Capital, Inc. ("Sarkis"), a public shell company. This transaction has been accounted for as a reverse acquisition for which LoanNet was the acquirer for accounting purposes. The name of the resulting entity was changed to StarNet Financial, Inc.

The accompanying financial statements present the financial position of StarNet Financial, Inc. ("the Company"), its division (StarNet Retail, and Occidental) and its wholly owned subsidiaries (StarNet Mortgage, Inc., StarNet TraKKer, Inc., and Residential Lenders, Inc.). The results of operations and cash flows include The GM Group, Inc. ("GM"). GM was acquired in April 1999 for cash and note payable in a transaction accounted for as a purchase. GM's stock was sold as of December 31, 1999 in exchange for a note receivable; however, certain of its operations, personnel and relationships were retained. The Company incorporated StarNet Mortgage, Inc. In June 1999, Residential Lenders, Inc. was acquired in October 1999 for cash, a note payable , and common stock of the Company in a transaction accounted for as a purchase.

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

GENERAL

As a mortgage lender, we generate revenues through the origination and subsequent sales of funded loans. These revenues are made up of loan processing fees, net gain on sale, and net interest income. Loan processing fees include application, documentation, commitment, and processing fees paid by borrowers. Net gain on sale consists of the difference in price paid by the borrower and price paid by the permanent investor, which includes the value of the rights to service loans. Net interest income consists of the difference between interest received by us for the time we hold a loan and interest paid by us under our credit facilities.

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

A substantial portion of these expenses is variable in nature. Commissions paid to loan originators are 100% variable, while other salaries and benefits fluctuate from quarter to quarter based on our assessment of the appropriate levels of non-loan originator staffing, which relates to the current level of loan origination volume and our estimates of future loan origination volume.

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

During the second quarter of fiscal year 2001, we accepted applications for new loans as follows:

         StarNet - Dallas                     $ 30,855,393

         StarNet - Houston                      36,060,209

         StarNet - Southeastern                  4,721,255

         StarNet - Western                     177,486,052
                                              ------------

                                              $249,122,909

Only a percentage of loan applications will ultimately close. A higher percentage of conforming loan applications, such as those originated by StatNet
- Dallas and StarNet- Southeastern, will close compared to the non-conforming loans originated by StarNet - Houston and StarNet - Western. On the other hand, non-conforming loan volume is less susceptible to the season and interest rate cycles described above.

During the second quarter of fiscal year 2001, we closed and funded loans as follows:

         StarNet - Dallas                     $ 11,945,865

         StarNet - Houston                      19,272,813

         StarNet - Southeastern                  6,288,864

         StarNet - Western                      53,748,241
                                              ------------

                                              $ 91,255,783

Our loan "pipeline," which is the volume of loan applications accepted and in the process of completing underwriting documentation and/or awaiting closing, was approximately $142,127,335 at September 30, 2000. The pipeline consists of approximately $85,200,000 of non-conforming "A" quality loans, $42,600,000 in sub-prime "B/C" quality loans, $14,200,000 in government-insured loans, and the balance in various conforming products. The source of the pipeline is broken down as follows:

         StarNet - Dallas                     $ 58,843,194

         StarNet - Houston                      44,872,469

         StarNet - Southeastern                 24,613,113

         StarNet - Western                     284,154,456
                                              ------------

                                              $412,483,232


RESULTS OF OPERATIONS

Quarter ended September 30, 2000 compared to September 30, 1999.

Total revenues increased 451% to $2,532,512 in 2000 from $561,051 in 1999. This increase was primarily due to the acquisitions of Residential Lenders, Occidental Mortgage and Wall Street Mortgage during the third quarter of fiscal year 2000 and the first quarter of fiscal year 2001.

Total expenses increased 254% to $3,350,828 in 2000 from $1,317,955 in 1999.
This increase is primarily due to the increase in the number of offices and employees.

Interest expense increased 357% to $737,049 in 2000 from $20,620 in 1999, due primarily to higher usage of our warehouse facilities.

Depreciation expenses increased in 2000 to $141,021 from $47,390 in 1999, primarily due to the increase in the number of offices combined with additional furniture and fixtures.

In 2000, the Company had net losses of $818,316 compared to net losses of $717,305 in 1999. The increase in net losses in 2000 compared to 1999 was the result of increased overhead due to the acquisitions of Residential Lenders, Occidental Mortgage and Wall Street Mortgage and duplication of various positions because of these acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had a cash position of $82,053. During the same period, we experienced negative cash flows from operations amount to $212,120. Rising interest rates leading to a decline in loan production place additional pressures on liquidity as, warehouse interest has increased and profit margins have decreased.

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

We believe that the lines of credit and funds generated from operations along with a determined commitment to down-sizing of branch and division operations resulting in decreased personnel costs and overhead expenses will be sufficient to finance our current and anticipated operations for the remainder of the year. Our long-term capital requirements beyond this period will depend on numerous factors, including the following:

          *    the rate of market acceptance of our products and services;

          *    the ability to maintain credit lines

          *    the ability to expand our customer base, and

          * the reduction of expenditures for sales and marketing and other factors.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter, a shareholder contributed land appraised at $1.7 million in exchange for capital stock at a price of $.43 per share.

As of June 30, 2000, the company concluded a private placement offering under Rule 506 of Regulation D of the Act. In conjunction with that offering, the Company issued 1,486,702 shares of its common stock, $0.01 part value (the "Common Stock"), to accredited and non-accredited investors. The offering price of the Common Stock in the private placement was $1.00 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit No

27.1     Financial Data Schedule (Filed herewith.)

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter.

SUBSEQUENT EVENTS

On October 23, 2000, the Board of Directors voted to accept the resignation of Kenneth F. Urbanus as President, Chief Executive Officer, Chief Operating Officer and Director of StarNet Financial, Inc.

On November 28, the Board of Directors voted to accept the resignation of Daniel
L. Jackson as Chairman of the Board and Director of StarNet Financial, Inc.


                                   SIGNATAURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STARNET FINANCIAL, INC.

Dated: December 29, 2000              By: /s/ Edward P. Dayton
                                          --------------------------------------
                                          Edward P. Dayton
                                          Executive Vice President and Corporate
                                           Secretary